Form 10KSB
period 2002-12-31
CORPFIN COM INC /DE/
filed 2003-03-31
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                        Commission File Number 333-74396


                                CORPFIN.COM, INC.


                 (Name of Small Business Issuer in Its Charter)


         Delaware                                       58-2451191
  ------------------------------                     -------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)


  3353 Peachtree Road NE, Suite 942
  Atlanta, GA 30326                                    (404) 504-9129
 ----------------------------------                ---------------------
(Address of Principal Executive Offices)         (Issuer's Telephone Number,
                                                     Including Area Code)




           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2002 were $122,878.

The number of shares of Common Stock of the issuer outstanding as of December 31, 2002 was 21,064,294.

                                TABLE OF CONTENTS
                                                                       Page No.

              Forward-Looking Statements                                  3

PART  I
Item 1.       Description of Business                                     4

Item 2.       Description of Property                                     9

Item 3.       Legal Proceedings                                           9

Item 4.       Submission of Matters to a Vote Of Security Holders         9

PART II
Item 5.       Market for Common Equity and Related Stockholder Matters    9

Item 6.       Management's Discussion and Analysis or Plan of Operations  11

Item 7.       Financial Statements                                        16


Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure                         17

PART III
Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act   18

Item 10.     Executive Compensation                                       19

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management And Related Stockholder Matters                   21

Item 12.     Certain Relationships and Related Transactions               23

Item 13.     Exhibits, List and Reports                                   24

Item 14.     Controls and Procedures                                      25
             Signatures

                           FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates, hopes, words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (1) the inability of our firm to successfully market our consulting service; (2) increased competition from other financial services firms; (3) technological changes that hinder our ability to assist client companies; and (4) our inability to acquire additional capital.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management asses the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

ITEM 1.  Business

General

Corpfin.com, Inc. was incorporated in Delaware on April 26, 1999. We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of the National Association of Securities Dealers, Inc. ("NASD")

We specialize in arranging private placements and other financings for public companies. We also provide a limited range of other corporate finance functions, including business consulting and merger, acquisition services and retail brokerage services. We anticipate that most of our future revenues will come from our investment banking and corporate finance activities even though we have relied heavily on revenues from retail brokerage activities with related parties since January 2001. Our principal source of fees in the future is expected to come from commissions associated with completed financings and to a lesser extent from commissions on trading activities and fees derived from consulting services if we are successful in implementing our business plan, of which there are no assurances.

Our initial business strategy involved utilizing the Internet to identify prospective security issuers and investors. In July 1999, we engaged a third party provider to design and develop a website. The website became operational in January 2000. The development cost was approximately $227,000. We also hired a third party to host and maintain the site at a cost of approximately $7,000 per month.

During the fourth quarter of 1999, we initiated a marketing and public relations program to make potential securities issuers and investors aware of our company. We maintained this program throughout 2000. The cost of this program was approximately $325,000. In January 2001, we terminated our relationship with the public relations firm.

In March 2001, we sold our old client database to J. P. Carey Enterprises, Inc., a related party, for $80,000, in order to raise funds and because the new extensive network of potential client investors and companies that we had previously acquired made the database less important to us. We had developed the client database as part of our daily work routine beginning in November 1999. The database consisted of company names, addresses, phone and fax numbers, email addresses, and information on each potential client's financial needs or recent financings. The database was developed through contacts made at tradeshows, via "hits" to our website, through research of periodicals, and telephone contacts with persons responding to our advertising and marketing program. The sale price of the database was determined by estimating how much it would cost for J. P. Carey Enterprises, Inc. to duplicate the database assuming that it hired a dedicated analyst to do so.

During 2001 we continued to pursue our Internet marketing and lead generation strategy to develop business but we also began to utilize more traditional methods. This included contacting potential issuers and investors directly by telephone or personal meetings. These potential issuers and investors were either in our new client database or referrals from other broker-dealers and professional firms, fellow participants in industry trade shows and meetings, or contacts made through unsolicited sales calls. We also began offering financial consulting services to prospective clients.

In addition to introducing investors to issuers, we offer our clients services relating to financings and other transactions, including, but not limited to, assistance with planning, analyzing and forecasting long-term financial outlook and needs, with locating, arranging, analyzing, negotiating and obtaining debt and equity resources, and with capital market and investor relations matters. We also offer to assist our clients with marketing, public relations, acquisitions, strategic planning and business opportunities by introducing them to a network of sector-specific professionals including retail broker-dealers, institutional fund managers, analysts, merger and acquisition specialists, investor/shareholder relations firms and media communications experts.

The principal form of investment that we arrange is a discretionary drawdown facility. A discretionary drawdown facility involves an agreement between an issuer and an investor under which the issuer has a put option to issue shares of its common stock to the investor on a weekly or monthly basis. The number of shares that can be put to the investor is generally linked to the average number of shares of the issuer's shares that trade each day. Most of the facilities arranged by us do not require any minimum level of shares to be sold and do not require the issuer to pay any upfront fees. We do not realize any commissions until shares are actually sold. To date we have introduced several issuers to investors who provide drawdown financing but have been unsuccessful in closing any such transaction. There are no current outstanding drawdown financings being conducted.

Retail Brokerage

The NASD regulates trading and retail operations of member firms such as ours. Under our current membership agreement, we are required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii) and clear all transactions on a fully disclosed basis through a clearing firm. We cannot carry customer accounts, hold customer funds, or safekeep customer securities. The agreement permits us to conduct business as a broker or dealer retailing corporate equity or debt securities, including NASDAQ Smallcap and Bulletin Board securities. We can also function as a trader for securities in a proprietary account, act as agent for the private placement of securities on a "best efforts" basis, and act as a market maker in a maximum of five securities.

We have a clearing agreement with Fiserv Securities, Inc., Philadelphia, PA and do not hold any funds or securities for our customers. Fiserv processes securities transactions for Corpfin and the accounts of its customers for which Corpfin pays Fiserv a fee. All transactions are cleared through Fiserv Securities, Inc., who carry and maintain the accounts on our behalf. Services of Fiserv include billing and credit extension, control and receipt, and custody and delivery of securities. Corpfin pays a transaction charge for these services.

We currently do a limited volume of retail brokerage activities primarily for our officers, directors and other related or affiliated parties. We provide both cash and margin accounts but are not permitted to offer option accounts. We charge account holders a minimum of $20 per trade plus a 2% commission based upon the value of the transaction, but, generally, we waive the commission for our officers, directors and other employees. Corpfin does not charge a maintenance fee in excess of the $35 annual fee for IRA accounts charged by Fiserv Securities, Inc. We are currently registered as a broker-dealer in 28 states.

General Transaction Approach

The following processes would be completed by investors, issuers or broker-dealers interested in participating in a private placement through
Corpfin:

Investor Process

A potential investor would follow the following procedures when accessing our website:

Register an account with Corpfin - Potential investors complete a template, online or with a hardcopy. For due diligence purposes, we require summary information on the investor. Increasingly, we are identifying and soliciting potential investors directly. These two approaches combine to develop our database of investors.

Receive a response from Corpfin - A compliance officer reviews the submitted information and we generally respond to the potential investor within two business days.

Issuer contacts potential investors - We will provide issuers with a list of investors who appear to meet their needs. In many cases, we provide the issuers with information about market conditions and make them aware of the terms which will typically be present in the types of financings sought. We then introduce the issuers to potential investors, either directly or by giving the issuer the information to permit them to contact investors themselves.

Complete the transaction - Once the terms between the issuer and the investor have been agreed upon, the transaction and documentation is completed offline. The closing will take place through an escrow account established by us with the Bank of New York. We receive a commission from the issuer based on the proceeds actually received. In general, we do not receive fees for obtaining or introducing commitments.

Issuing Company Process

 Issuing companies are publicly-traded companies seeking financing and such companies would follow the following procedures when accessing our website:

Register an account with Corpfin - This is done by completing our account form template located on our website. Our "Privacy Policy" is included online and explains how we handle all confidential information and materials that we receive.

Receive a response from Corpfin - All account applications are reviewed by our employees, and we generally respond to applicants within two business days.

Review profiles of potential investors - We provide issuers with an investor list. The list is edited to include the sources that appear to best correspond with their needs. The issuer is able to view some profile information on potential investors. The information that we provide to the issuers is from the template completed during the registration process. Starting in early 2001, we have been providing much of this information at meetings with issuers.

Opportunity alert - When an issuer decides that an investor fits their needs, they may contact the investor directly with an investment opportunity or one of our representatives will contact the potential investor to describe the proposal or opportunity. Our representatives assist in the discussions involving terms of the transaction if asked to do so by the issuer.

Complete the transaction - Once the terms between the issuer and the investor have been agreed upon, the transaction and documentation are completed offline. The closing will take place through an escrow account established by us with the Bank of New York. Corpfin charges a commission to the issuer that generally ranges from 6 to 10% of the gross proceeds received.

Broker-Dealer Process

We also assist broker-dealers using a process similar to that for issuing companies. Broker-dealers may register on our website or deal with one of our representatives directly in order to obtain assistance in completing their deals. We also seek issuer referrals from broker-dealers.

Government Regulation

Our business is subject to extensive regulation applicable to the securities industry in the United States and elsewhere. Regulatory bodies throughout the entire world, as a matter of public policy, are charged with safeguarding the integrity of the securities and other financial markets, with assuring that information provided to investors by public firms issuing securities is complete and reliable, and with protecting the interests of individual customers participating in those markets.

Noncompliance with regulations could result in a firm being closed down, fined or both. Our business, and the securities industry generally, is subject to extensive regulation at both the federal and state level by various regulatory agencies which are charged with protecting the interests of customers. Self-regulatory organizations such as the National Association of Securities Dealers, Inc., known as the "NASD," and state securities commissions require strict compliance with their respective rules and regulations. Failure to comply with any of these laws, rules and regulations could result in fines, suspensions, expulsion from the industry, or criminal prosecution. Certain regulatory bodies perform audits or other procedures to ensure compliance with their rules and regulations. Our failure to comply with regulations could result in the termination of our business. In addition, new legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. Corpfin is a broker-dealer registered with the SEC and is a member of the NASD. Our broker-dealer is also subject to regulation under state law. We are currently registered as a broker-dealer in 28 states.

         Competition

All aspects of our business are highly competitive. We compete or will compete directly with numerous other securities brokers and dealers, investment banking firms, investment advisors, leveraged buyout firms, venture funds and, indirectly for investment funds, with commercial banks. Many of our competitors have substantially greater capital and other resources than do we. Some commercial banks and thrift institutions also offer securities brokerage services and many commercial banks offer a variety of investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

The securities industry has become considerably more concentrated and more competitive in recent years as numerous securities firms have either ceased operation or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but having substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of Corpfin. Furthermore, numerous commercial banks have petitioned the Board of Governors of the Federal Reserve System for permission to enter into various new business activities from which they are currently barred, such as underwriting certain mortgage-backed and municipal revenue securities and securities backed by consumer loans. Various legislative proposals, if enacted, would also permit commercial banks to engage in such activities. Ultimately, these developments or other developments of a similar nature may lead to the creation of integrated financial service firms that offer a broader range of financial services.

The securities industry has experienced substantial commission discounting by broker-dealers competing for institutional and individual brokerage and investment banking business, including many offering deeply discounted commission rates on the Internet.

We plan on competing in this marketplace by:

     o offering products that best serve the needs of small public companies;

     o        providing advice that assists small public companies to succeed;

     o        negotiating competitive and fair fee arrangements;

     o        providing services on a timely basis; and

     o taking advantage of our senior management's contacts in the financial community.

No assurances can be given that we will be successful in implementing our plan.

Effect of Net Capital Requirements

As a registered broker-dealer and member of the NASD, Corpfin is subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, and less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Uniform Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level. If a broker-dealer engages in underwriting, their net capital requirements will significantly increase. The SEC and the NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances.

The Uniform Net Capital Rule and NASD rules require prior notice to the SEC and the NASD for certain withdrawals of capital and also provide that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

In addition, the Uniform Net Capital Rule provides that the total outstanding principal amount of a broker-dealer's indebtedness under certain subordination agreements, the proceeds of which are included in its net capital, may not exceed 70% of the sum of the outstanding principal amount of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days. A change in the Uniform Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those parts of our operations that require the intensive use of capital and also could restrict our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

As of December 31, 2002, our minimum net capital requirement for Corpfin was $100,000.

During the year ended December 31, 2002 on seven occasions we violated the "early warning" provisions of the Uniform Net Capital Rule. This rule requires a registered broker dealer to report its net capital position to the SEC and the NASD if net capital falls below 120% of its minimum requirement. We complied with this requirement on each occasion when our net capital fell below 120% of our minimum. Thereafter, within one week of the violation, we acquired additional capital from an existing shareholder.

Failure to acquire additional capital, substantially increase revenue, continued operating losses, or the assumption of significant unforeseen liabilities could adversely affect our ability to continue our present levels of business, which could force the firm to cease operations. Corpfin is a member of Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

Employees

At December 31, 2002, we employed six persons, two of whom were full-time employees. None of our employees are covered by a collective bargaining agreement. Any future increase in the number of employees will depend upon the growth of our business. Our registered employees are required to take examinations administered by the NASD and state authorities in order to qualify to perform their job responsibilities and to transact business.

ITEM 2. DESCRIPTION OF PROPERTY.

At December 31, 2002, our principal office was located at 3353 Peachtree Road NE, Suite 942, Atlanta, GA 30326. We lease approximately 2,900 square feet of office space at a rental of approximately $85,000 per annum. This lease expires on September 30, 2003.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceeding as of the date of this document.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

There is currently no public trading market for our Common Stock, par value $0.001 per share. However, we expect trading of our Common Stock to commence shortly on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CFNC".

There were 21,064,294 shares of Common Stock issued and outstanding at December 31, 2002 held by 16 shareholders.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividend in the foreseeable future.

Recent Sale of Unregistered Securities

In January, 2000 the Company sold 200,000 shares of Series B Preferred stock to an accredited investor for $500,000.

In July, 2000 the Company sold 80,000 shares of Common Stock to The Four Life Trust, an accredited investor for $100,000.

In July, 2000 the Company issued 17,090 shares of Common Stock to Sims, Moss Kline & Davis, LLP, outside cousel for the Company, in exchange for services valued at $21,363.

In November, 2000 the Company sold 100 shares of Series C Preferred Stock to Cache Capital (USA) L.P., a related party, for $250,000.

In December, 2000 the Company issued 11,204 shares of Common Stock to Sims, Moss Kline & Davis, LLP in exchange for services valued at $14,005.

In April, 2001 the Company sold 56,000 shares of Common Stock to J.P Carey Enterprises, Inc., a related party, for $70,000.

In May, 2001 the Company sold 40,000 shares of Common Stock to J.P Carey Enterprises, Inc. for $50,000.

In June, 2001 the Company sold 48,000 shares of Common Stock to J.P Carey Enterprises, Inc. for $60,000.

In August, 2001 the Company sold 40,000 shares of Common Stock to J.P Carey Enterprises, Inc. for $50,000.

In September, 2001 the Company sold 96,000 shares of Common Stock to Harbour Nominees Ltd, an accredited investor, for $120,000, and issued a warrant to the investor allowing it to purchase up to an additional 96,000 shares of our Common Stock at a price of $1.25 per share. The warrant expires at the close of business on September 28, 2006. In lieu of exercising this warrant, the holder may from time to time convert the warrant, in whole or in part, into a number of shares determined by dividing (a) the aggregate fair market value of the shares issuable upon exercise of the warrant minus the aggregate warrant price of such shares by (b) the fair market value of one share. If our shares are traded in a public market, the fair market value of the shares shall be the average closing price of the shares reported for the ten business days immediately before holder delivers its Notice of Exercise to us. If the shares are not traded in a public market, our board of directors shall determine fair market value in its reasonable good faith judgment.

In October, 2001 the Company issued 200,000 shares of Common Stock to Jose A. Auffant, Executive Vice President, Secretary, and Director of the Company, as part of his compensation for services provided. The Company recorded this stock at an issue price of $1.25 per share.

In October, 2001 the Company issued 80,000 shares of Common Stock to Jimmie N. Carter, Executive Vice President and Chief Financial Officer of the Company, as part of his compensation for services provided. The Company recorded this stock at an issue price of $1.25 per share.

In October, 2001 the Company issued 80,000 shares of Common Stock to Joseph P. Tabback, Executive Vice President, Trading Manager, and Director of the Company, as part of his compensation for services provided. The Company recorded this stock at an issue price of $1.25 per share.

In October, 2001 the Company issued 200,000 shares of Common Stock to Jimmy B. Holton, consultant to the Company, as part of his compensation for services provided. The Company recorded this stock at an issue price of $1.25 per share.

In November, 2001 the Company issued 210,000 shares of Common Stock to eSAFETYWORLD, Inc., as compensation for services provided per a Consulting Agreement dated June 2001. The Company recorded this stock at an issue price of $1.25 per share.

In November, 2001 the Company sold 16,000 shares of Common Stock to J.P Carey Enterprises, Inc. for $20,000.

In December, 2001 the Company issued 350,000 shares of Common Stock to eSAFETYWORLD, Inc., as compensation for services provided per our agreement of June 2001. The Company recorded this stock at an issue price of $1.25 per share.

In January, 2002 the Company issued 140,000 shares of Common Stock to eSAFETYWORLD, Inc., as compensation for services provided per our agreement of June 2001. The Company recorded this stock at an issue price of $1.25 per share.

In February, 2003 the Company sold 12,800 shares of Common Stock to J.P Carey Enterprises, Inc. for $16,000.

In March, 2003 the Company sold 12,000 shares of Common Stock to J.P Carey Enterprises, Inc. for $15,000.

Use of Proceeds

We will receive no proceeds from the resale of Common Stock by any selling stockholders. However, we will receive proceeds from the exercise of warrants, if any, by (i) Harbour Nominees, Ltd. to purchase 96,000 shares at an exercise price of $1.25 per share and (ii) I-Bankers Securities, Inc. to purchase 22,300 shares at an exercise price of $1.50 per share. The warrants may never be exercised in which case there would be no proceeds. We intend to use any proceeds from the possible exercise of the warrants for working capital and general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Revenue from referral fees and commissions earned on securities placement transactions are recognized upon payment and are normally paid within three business days after transactions are completed.

Commissions earned on securities trading and execution transactions for brokerage clients are recognized at the time of trade. Our clearing firm normally pays these commissions 10 to 20 days after the close of the calendar month in which settlement is made.

Revenue

For the year ended December 31, 2002, our revenue totaled $122,878. Of this amount, $121,852 was received for retail brokerage services provided, $120,079 of which came from related parties. We also earned an additional $1,026 in interest income.

For the year ended December 31, 2001, total gross revenue was $287,983. Our total net revenue was $273,570, which included a trading loss of $14,413. Our gross revenue included income from related parties of $284,178. Related party income included $80,000 received from the sale of a customer/prospect database to J. P. Carey Enterprises, Inc. and $21,933 for technical systems support from Technest, Inc., another affiliated company. Also, $57,500 (or 21% of net revenue) was earned from referral fees paid to us by J. P. Carey Enterprises, Inc. for assistance on investment banking transactions, $17,500 of which was paid in securities. As noted previously, we incurred a trading loss of $14,413 on the sale of these securities. We also earned $124,745 (or 46%) from retail brokerage activities, which was substantially all transacted with related parties.

We do not anticipate receiving, nor have any agreements for, additional referrals in the future from affiliated companies. We also do not anticipate any future sale of databases or other customer lists, or expect to provide technical support to affiliated companies. Therefore, past revenue levels, except those received from retail brokerage activities, may not be indicative of future revenues. However, we believe that the experience received from successful completion of the transactions noted above benefits us by providing us with creditable referrals.

Expenses

 For the year ended December 31, 2002, we had total expenses of $863,723 and incurred a net loss of $740,845. For the year of 2002, total expense was reduced by $1,496,061, compared with the year ended December 31, 2001 when expenses totaled $2,359,784.

We reduced our operating costs in all major categories of expense as follows:

Compensation expense was reduced by $876,125, from $1,136,973 in 2001 to $260,848 in 2002. For 2002 we did not record any incentive compensation expense for management. We recognized $700,000 in this category during 2001. The additional expense reductions in this category of $176,125 were accomplished through staff layoffs and resignations.

Professional service expense was reduced by $454,401 from $825,939 in 2001 to $371,538 in 2002. During 2001 we recognized $700,000 in expense associated with our agreement with eSafetyworld. In 2002 we recognized the remaining $175,000 due under this agreement. This provided a decrease in expense of $525,000. We also reduced our accounting costs from $50,531 in 2001, to $19,000 in 2002. This reduction was the result of lower accounting costs associated with our efforts to complete our SB-2 registration.

Also in this category we incurred additional legal expense in conjunction with our registration effort. Legal expense increased to $55,176 during 2002 up from $900 for 2001. Consulting payments to Jimmy B. Holton also increased from 2001 to 2002. Mr. Holton was paid $66,500 in 2001 and $99,721 in 2002, an increase of $33,221. In addition, our professional clearing expense paid to Fiserve Securities, Inc., our clearing agent, increased by $6,323 to $12,019 during 2002.

Depreciation and amortization expense was reduced by $118,683 from $142,452 in 2001 to $23,769 in 2002. Amortization of our website represented $103,512, or approximately 73 % of our 2001 expense in this category. In 2002 website amortization represented only $16,831 of our total expense for this category because the website was fully amortized by April of 2002.

Travel and entertainment expense was reduced by $22,912, from $28,217 in 2001 to $5,305 in 2002. The reduction in travel expense was the result of fewer trips by staff members due to the broad decline in market interest in new equity issues caused, in part, by the depressed market prices for equities in general.

Communication expense was reduced by $8,823 from $36,221 in 2001 to $27,398 in 2002 primarily due to a change in both our local and long distance telephone service providers.

Insurance expense was reduced by $7,901 from $15,646 in 2001 to $7,745 in 2002. We changed the level of loss retention and coverage on our policies in late 2001. This provided savings of approximately $2,500 during 2002. In addition, our liability policy expired during 2002 and we were unable to obtain new coverage. We are continuing to pursue new liability insurance coverage but are discouraged by our results. The general market for this coverage is poor due to the failure of several large public companies. Further, since we have a limited operating history and participate in the financial services industry, coverage is even more difficult to obtain at reasonable premiums.

We spent no money on Advertising during 2002. We had incurred $6,201 of expense in this category during 2001.

Other expense was reduced by $6,019 from $15,997 in 2001 to $9,978 in 2002. This account included approximately $4,000 of non-recurring charges in 2001 including approximately $3,000 associated with Jimmy Holton's relocation expense and $1,000 for classified advertising incurred in 2001.

Occupancy & equipment was reduced by $1,516. This was due to the return of leased reproduction equipment returned to the vendor in late 2001 and not replaced by new equipment.

Rent expense was reduced by $1,215, from $89,854 in 2001 to $88,639 in 2002.

Our expenses increased in two categories:

Data processing expense increased by $6,991from $30,237 in 2001 to $37,228 in 2002. This increase was primarily due to the installation of additional information services for our trading department at a cost of approximately $500 per month.

License & registration expense increased by $744 from $30,531 in 2001 to $31,275 in 2002. This increase was due primarily to additional expense incurred with various state regulators in conjunction with our SB-2 registration filing.

We have a net operating loss carryforward of approximately $4,522,000 at December 31, 2002, which is available to reduce future federal income tax liabilities. No benefit has been recognized in our financial statements for this loss carryforward because its realization is not reasonably assured. In order to utilize the loss carryforward we must generate sufficient taxable income, of which there are no assurances. Unless we are able to generate revenue sufficient to achieve an operating profit, we will not receive a benefit from the loss carryforward.

Liquidity

To date, all of Corpfin's financial resources have been provided by its founding investors, who do not have an obligation to provide additional funds. Corpfin does not have any credit facilities or other commitments for debt or equity. No assurances can be given that financing will be available. We believe that current market conditions may make discretionary drawdown lines of credit or a similar equity infusion the most probable facility that may be available if our Common Stock begins to trade at sufficient volumes. Drawdowns under those types of facilities, if one can be obtained at all, will likely be at a price that will reflect a discount to the market value of our shares. However, no assurances can be given that we will be successful in obtaining an equity facility or any other form of investment.

We had $98,735 of unrestricted cash at December 31, 2002, a decrease of $5,947 from the previous year.

We do not have any material commitments for capital expenditures for any future date.

Operating Activities

For the year ended December 31, 2002, net cash used in operating activities was $536,848 as compared to net cash used by operating activities of $604,282 for the year ended December 31, 2001.

Issuance of Common Stock in conjunction with services and for employee retention resulted in a non-cash charge of $175,000 and $1,400,000 for the years ended December 31, 2002 and December 31, 2001, respectively.

Depreciation and amortization resulted in a non-cash charge of $23,769 and $142,452 for the years ended December 31, 2002 and December 31, 2001 respectively.

We received $17,500 in marketable securities for services during the year ended December 31, 2001. This resulted in a non-cash income of $17,500.

We incurred a marketable securities trading loss of $14,413 on these securities during the same period. This resulted in a non-cash expense of $14,413.

We amortized $5,500 of prepaid insurance expense during the year ended December 31, 2002. This resulted in a non-cash expense of $5,500.

Accounts receivable decreased by $18,364 and accounts payable decreased by $75,797 during the year ended December 31, 2001. This resulted in the use of $57,433 of cash. Accounts receivable increased by $3,204 and accounts payable increased by $2,932 during the year ended December 31, 2002. This resulted in the use of $272 of cash.

Investing Activities

For the year ended December 31, 2002, net cash used in investing activities was $43,400 as compared to cash generated of $25,713 for the year ended December 31, 2001.

We advanced future commission payments of $56,250 to employees during the year ending December 31, 2002. For the same period ending 2001, we had advanced $22,395.

We reduced $12,915 of our office rental deposit during 2002 in lieu of cash payments to our landlord.

We received full payment of $45,000 on a loan receivable from an affiliated company during the year ending December 31, 2001.

We received $3,108 in cash proceeds from the sale of marketable securities we had received for services during the year ended December 31, 2001.

We purchased $64 in computer equipment during the year ended December 31, 2002.

Financing Activities

For the year ended December 31, 2002, net cash provided by financing activities was $574,300 as compared to $450,000 for the year ended December 31, 2001.

We received $574,300 in additional contributions from J.P. Carey Enterprises, Inc. during the year ended December 31, 2002. For the same period ended 2001, we had received $80,000.

We received $370,000 from the sale of Common Stock during the year ended December 31, 2001. For the same period ended 2002, we were unable to sell stock due to our SB-2 Registration filing.

Cash Used In Operations

At December 31, 2002, we had unrestricted cash of $98,735. Without additional capital contributions or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis. This capital would be requested from our founding shareholders but they are under no obligation to provide it, and we have no other sources of committed debt or equity financing.

If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. We are not currently seeking such business opportunities and, therefore, have not entered into any preliminary negotiations or agreements with any company or agent at this time.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We earn revenue from brokerage and trading which are recognized on the day of the trade. We also earn revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

We do not require collateral from our customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

Inflation

We do not believe our operations are materially affected by inflation and or by seasonal fluctuations. Our main lines of business are directly affected by higher interest rates, the volatility of the stock market and capital markets, and the level of economic activity.

ITEM 7. FINANCIAL STATEMENTS.

                                Corpfin.com, Inc.

                              Financial Statements

                     Years ended December 31, 2002 and 2001

                                    CONTENTS

Report of Independent Auditors                                       F-1

Balance Sheet                                                        F-2

Statements of Operations                                             F-3

Statement of Shareholders' Equity                                    F-4

Statements of Cash Flows                                             F-5

Notes to Financial Statements                                        F-6 - F-10

                         Report of Independent Auditors

To the Board of Directors and Shareholders
Corpfin.com, Inc.

We have audited the accompanying balance sheet of Corpfin.com, Inc. as of December 31, 2002 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corpfin.com, Inc. at December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Corpfin.com, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

                                                Sherb & Co., LLP
                                                Certified Public Accountants
New York, New York
March 29, 2003

                                Corpfin.com, Inc.
                                  Balance Sheet
                                December 31, 2002



Assets

Current assets:
 Cash                                                     $   98,735
 Restricted cash                                              35,000
 Advances to employees                                        78,645
 Accounts receivable                                           6,105
                                                            ---------
Total current assets                                         218,485

Furniture and equipment, net                                   6,951
Other assets                                                  34,232
                                                            ---------

Total assets                                              $  259,668
                                                            =========

Liabilities and shareholders' equity

Current liabilities:
 Accounts payable                                         $   11,011
                                                            ---------
Total current liabilities                                     11,011

Shareholders' equity:
 Convertible preferred stock, Series A,
 $.001 par value; 35 shares authorized, 20
 issued and outstanding                                         -
 Convertible preferred stock, Series B,
 $.001 par value; 2,500,000 shares
 authorized, 600,000 issued and outstanding                      600
 Convertible preferred stock, Series C,
 $.001 par value; 1,000 shares
 authorized, 100 issued and outstanding                         -
 Common stock, $.001 par value; 95,000,000 shares
 authorized, 21,064,294 issued and outstanding                21,064
 Additional paid-in capital                                5,031,185
 Accumulated deficit                                      (4,804,192)
                                                           ----------
Total shareholders' equity                                   248,657
                                                           ----------

Total liabilities and shareholders' equity                $  259,668
                                                           ==========


                 See accompanying notes to financial statements

                                Corpfin.com, Inc.
                            Statements of Operations

                                                For the Years Ended December 31,
                                                --------------------------------
                                                    2002              2001
                                                ------------       -----------
Revenues:
 Fee income and commissions
 (Related party transactions 2002 - $120,079;
   2001 - $182,24)                                $  121,852       $   182,445
 Trading losses                                         -              (14,413)
 Interest Income                                       1,026             3,605
 Sale of customer database to related party             -               80,000
 Fee for technical support from related party           -               21,933
                                                   ----------        -----------
Total Revenues                                       122,878           273,570

Expenses:
 Compensation and benefits                           260,848         1,136,973
 Advertising expense                                    -                6,201
 Depreciation & amortization                          23,769           142,452
 Communications                                       27,398            36,221
 Occupancy & equipment                                  -                1,516
 Insurance expense                                     7,745            15,646
 Other expenses                                        9,978            15,997
 Rent expense                                         88,639            89,854
 Professional service expense                        371,538           825,939
 Licenses & registrations                             31,275            30,531
 Travel & entertainment                                5,305            28,217
 Data processing expense                              37,228            30,237
                                                   ----------        -----------
Total Expenses:                                      863,723         2,359,784
                                                   ----------        -----------
Net Loss                                          $ (740,845)      $(2,086,214)
                                                   ==========        ===========

Net loss per share - basic and diluted            $    (0.04)      $     (0.11)
                                                   ==========        ===========

Weighted average number of common shares
 outstanding
      - basic and diluted                         21,052,787        19,791,532
                                                  ==========        ===========


                 See accompanying notes to financial statements

                                Corpfin.com, Inc.
                  Statement of Changes in Shareholders' Equity




                                                               Convertible          Convertible
                                           Common Stock      Preferred Stock A   Preferred Stock B
                                    ------------------------ -----------------  -------------------
                                       Shares       Amount   Shares   Amount     Shares      Amount
                                    -------------  --------- -------  --------  ---------    ------


Balance, December 31, 2000            19,508,294  $  19,508      20  $    -       600,000  $    600

 Issuance of common stock                296,000        296      -        -          -          -
 Common stock issued for services      1,120,000      1,120      -        -          -          -
 Capital contributions                    -            -         -        -          -          -
 Net loss                                 -            -         -        -          -          -
                                    -------------  --------- -------  --------  ---------    ------
Balance, December 31, 2001            20,924,294     20,924      20       -       600,000       600

 Common stock issued for services        140,000        140      -        -          -          -
 Capital contributions                    -            -         -        -          -          -
 Net loss                                 -            -         -        -          -          -
                                    -------------  --------- -------  --------  ---------    ------
Balance,December 31, 2002             21,064,294  $  21,064      20  $    -       600,000  $    600
                                    =============  ========= =======  ========  =========    ======


                                     Convertible
                                  Preferred Stock C    Additional                 Total
                                  ------------------    Paid-In    Accumulated  Shareholders'
                                    Shares   Amount     Capital     (Deficit)     Equity
                                   -------  --------   ----------  ------------ -------------


Balance, December 31, 2000            100  $    -    $ 2,433,441   $(1,977,133) $  476,416

 Issuance of common stock             -         -        369,704        -          370,000
 Common stock issued for services     -         -      1,398,880        -        1,400,000
 Capital contributions                -         -         80,000        -           80,000
 Net loss                             -         -           -       (2,086,214) (2,086,214)
                                   ------    ------    ----------   -----------  ----------
Balance, December 31, 2001            100       -      4,282,025    (4,063,347)    240,202

 Common stock issued for services     -         -        174,860        -          175,000
 Capital contributions                -         -        574,300        -          574,300
 Net loss                             -         -           -         (740,845)   (740,845)
                                   ------    ------    ----------   -----------  ----------
Balance,December 31, 2002             100  $    -    $ 5,031,185   $(4,804,192) $  248,657
                                   ======    ======    -=========   ===========  ==========


                 See accompanying notes to financial statements

                                Corpfin.com, Inc.
                            Statements of Cash Flows




                                                For the Years Ended December 31,
                                                --------------------------------
                                                    2002              2001
                                                ------------       -----------

Operating activities:
 Net Loss                                         $(740,845)       $(2,086,214)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                      23,769            142,452
  Stock issued for services                         175,000          1,400,000
  Stock received for services                          -               (17,500)
  Trading losses on stock received for services        -                14,413
 Net changes in operating assets and liabilities
  Accounts receivable                                (3,204)            18,364
  Prepaid insurance                                   5,500               -
  Accounts payable                                    2,932            (75,797)
                                                   ---------        -----------
Net cash used in operating activities              (536,848)          (604,282)

Investing activities:
 Advances to employees                              (56,250)           (22,395)
 Purchase of equipment                                  (65)              -
 Proceeds from sale of securities                      -                 3,108
 Reduction in loan to affiliate                        -                45,000
 Reduction in rental deposit                         12,915               -
                                                   ---------        -----------
Net cash (used in) provided by
 investing activities                               (43,400)            25,713

Financing activities:
 Issuance of common stock                              -               370,000
 Additions to paid in capital                       574,300             80,000
                                                   ---------        -----------
Net cash provided by financing activities           574,300            450,000


Decrease in cash and cash equivalents                (5,948)          (128,569)
Cash and cash equivalents -
  beginning of the year                             104,683            233,252
                                                   ---------        -----------
Cash and cash equivalents at end of the year      $  98,735        $   104,683
                                                   =========        ===========


Supplemental disclosure of cash flow information

Non-cash capital contributions                    $ 175,000        $ 1,400,000
                                                   =========        ===========


                 See accompanying notes to financial statements

                 Notes to the Consolidated Financial Statements

                                December 31, 2002

1. BUSINESS AND BASIS OF PRESENTATION

Corpfin.com, Inc. (the "Company") is a registered broker/dealer providing public companies with an opportunity to raise capital through the sale of equity positions in the private market. The Company was organized to perform the transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4 % of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001 the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. The company is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. the Company was formed on April 26, 1999.

Basis of Presentation

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtains additional capital or generates additional revenue. The Company's management has indicated it would seek additional capital through the sale of securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market under the symbol "CPFN". In February the application was approved and the company subsequently was assigned the symbol "CFNC".

The financial statement do not include any adjustment to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results may differ from those estimates, and such differences may be material to the financial statement The financial statements include all accounts of the Company. The Company has no subsidiaries.

Revenue Recognition

Commission income, excluding income earned through retail brokerage operations, is recognized on a cash basis, which is the day payment is made to the Company. Commission income earned through retail brokerage operations is recognized when earned.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Restricted Cash

The Company is required to keep a $35,000 deposit with a clearing broker. This restricted cash has been segregated on the balance sheet.

Furniture and Equipment

Furniture and equipment are stated at cost, net of accumulated depreciation of $83,083, at December 31, 2002. Furniture and equipment is depreciated using accelerated and straight line methods over their estimated uselful lives.

Capitalized Software

Costs associated with the development and maintenance of the website were accounted for in accordance with AICPA Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Costs associated with the design of the website were expensed as incurred. Costs associated with constructing the website were capitalized and expensed using a straight line method over a two year period from the date incurred. Costs totaling $226,564 were capitalized through the year ended December 31, 2001. Amortization expense for the year ended December 31, 2002 and 2001, respectively, were $15,092 and $105,252.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options and employee stock purchase warrants because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options or stock purchase warrants equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

Earnings per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS No. 128"). In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding and diluted earnings per share is computed using the weighted average number of shares of common stock and the dilutive effect of options and warrants outstanding, using the "treasury stock" method.

Property and Equipment

At December 31, 2002 property and equipment consisted of the following:

                                   Useful Life
                                   -----------
         Furniture                   5 Years         $  1,829
         Telephone equipment         5 Years           19,990
         Computer equipment          3 Years           68,215
                                                      --------
                                                       90,034
         Accumulated depreciation                      83,083
                                                      --------
                                                     $  6,951
                                                      ========

Related Party Transactions

During the year ended December 31, 2001, the Company earned retail brokerage trading commissions from employees, family members and affiliated companies totaling $124,745. The Company also earned $57,500 in commissions from J. P. Carey Enterprises, Inc., an affiliate, $17,500 of which was paid in securities. During the year ended December 31, 2001, the Company sold its client database to an affiliate for $80,000 and received $21,933 for technical support from another affiliate. As there was no accounting basis for the database, the transaction resulted in revenue and a gain of $80,000.

During the year ended December 31, 2002, the Company earned retail brokerage trading commissions from employees, family members and affiliated companies totaling $121,852.

Fair Value of Financial Instruments

The fair values of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, investments, accounts payable, and accrued expenses approximate their carrying values.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

3. INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net operating loss carryforwards totaled $4,522,206 at December 31, 2002. The net operating loss carryforwards will begin to expire in the year 2020 if not utilized. No tax benefit has been recorded related to the net operating loss as a full valuation allowance has been recorded against the approximate net deferred tax asset of $1,660,000 related to these carryforwards.

4. SHAREHOLDERS' EQUITY

On June 1, 2001, the Company engaged eSAFETYWORLD to provide the Company with strategic planning and management consulting services as well as administrative support services. The Company agreed to issue eSAFETYWORLD 700,000 shares of the Company's Common Stock in compensation for these services, 560,000 of which were issued in 2001. During the year ended December 31, 2002, the remaining 140,000 shares were issued and deposited in an escrow account in connection with the services rendered by eSAFETYWORLD. Compensation expense of $175,000 has been recorded in 2002 to reflect this issuance. For financial reporting purposes the shares issued were valued at $1.25 per share, the price at which shares were sold to independent investors during 2001.

On October 10, 2001, the Company adopted the Corpfin.com, Inc. 2001 Stock Option Plan (the "Plan"), which expires in 2011 and enables it to grant incentive stock options and nonqualified stock options for up to an aggregate of 7,500,000 shares of its Common Stock. Incentive stock options granted under the Plan must conform to applicable federal income tax regulations and have an exercise price not less than the fair market value of shares at the date of grant (110% of fair market value for ten percent or more shareholders). Other options may be granted on terms determined by the board of directors or a committee of the board of directors.

The Company granted options to employees for 1,000,000 shares of Common Stock on October 10, 2001. These options are exercisable at $1.25, and have been adjusted for stock splits, and vest 33% on May 1, 2002 and on each of the two anniversary dates thereafter.

As of December 31, 2002 and 2001, 1,000,000 stock options were outstanding with a weighted average exercise price of $1.25. At December 31, 2002, 330,000 stock options were exercisable. No options were granted, exercised, forfeited or expired during the year. On February 7, 2002, the Company's board of directors authorized a 1-for-2.5 reverse stock split of the Company's $0.001 par value Common Stock. All references in the accompanying financial statements and notes, to the number of common shares and per-share amounts, have been restated to give effect to the reverse stock split.

5. ADVANCES TO EMPLOYEES

During 2001, we advanced a total of $15,000 to Eric Smothers, a salesman, and $14,950 to Jimmy B. Holton, our former president. The advances to Mr. Smothers are against future commissions and will be deducted as he earns such commissions. The advances to Mr. Holton were being repaid through payroll deductions while he was serving as president and through deductions from fees owed to him as a consultant thereafter. Through December 31, 2002, we advanced a total of $60,000 to Mr. Smothers, $2,150 to Mr. Holton and $1,300 to Mrs. Amy Hanson, an executive assistant and receptionist. The advances to Mr. Smothers and Mr. Holton were under the same terms as the prior advances. The advance to Ms. Hanson was repaid in full through payroll deductions. All advances made to employees were interest free. As of December 31, 2002, the current amount outstanding for all advances is $78,645.

6. DIVIDEND RIGHTS.

The payment and level of cash dividends by Corpfin are at the discretion of the board of directors of Corpfin. Corpfin currently intends to retain future earnings, if any, for the development of our business and does not anticipate paying cash dividends in the foreseeable future. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of Corpfin, as well as regulatory requirements. Corpfin has not paid any dividends from the time of its inception through the year ended December 31, 2002.

Series A, B and C preferred shares are nonvoting. Series A preferred shares bear no dividend, while Series B and C preferred shares bear dividends at an annual rate of 1% of the subscription price when and if declared by the board of directors and are noncumulative. All preferred shares have liquidation preferences relative to common shares. The holders of each series of preferred shares have the right to convert all, but not less than all, of the shares of each respective series of preferred shares into Common Stock at any time. All preferred shares automatically convert into common shares concurrent with the effectiveness of a registration statement prepared in connection with an underwritten public offering.

7. VOTING AND CONVERSION RIGHTS.

Series A preferred shares have a par value of $.001 and are convertible into common shares at a conversion rate that would equal 4% of the total issued and outstanding Common Stock at the time of conversion on a fully diluted basis (a ratio of 1 to 47,626 at December 31, 2002). Series A preferred shares have antidilution rights that result in the holders maintaining, collectively, a 4% interest on a common stock equivalency basis. Series B preferred shares have a par value of $.001 and are convertible into common shares at a conversion rate of 1 to 1. Series C preferred shares have a par value of $.001 and are convertible into common shares at a conversion rate of 1 to 1,000. Series A, B and C preferred shares are nonvoting.

8. REDEMPTION RIGHTS.

The Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED

COMPENSATION, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

9.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases totaled approximately $88,639 and $89,854 for the years ended December 31, 2002 and 2001, respectively.

At December 31, 2002 the Company had a security deposit of $33,190 held by its landlord as security for future rental payments.

10. SUBSEQUENT EVENT

On February 6, 2003 the Securities and Exchange Commission approved the Company's Registration Statement on Form SB-2. There is currently no public trading market for our Common Stock. However, we expect trading of our Common Stock to commence shortly on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CFNC."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Ernst & Young LLP, referred to herein as E&Y, was the independent auditor for us from our inception in April 1999 through the period ended December 31, 2000. For that period, the financial statements did not contain an adverse opinion or disclaimer of opinion, or an opinion that was modified as to uncertainty, audit scope, or accounting principles, nor were there any disagreements between E&Y and us. On January 7, 2002, prior to the audit of the financial statements for the year ended December 31, 2001, E&Y resigned from the engagement. There were no disagreements between E&Y and us on any matter including the pending audit of the 2001 financial statements that contributed to or in any way prompted the resignation.

Our board of directors took no action on the resignation of E&Y. In January 2002, we engaged Feldman, Sherb & Co., P.C. to serve as our independent auditors. The appointment of Feldman Sherb was ratified by our board of directors. Feldman Sherb performed the audit for the year ended December 31, 2001. Feldman Sherb also re-audited the financial statements for the year ended December 31, 2000, which had previously been audited by E&Y.

Feldman, Sherb & Co. merged into Grassi & Co., CPAs, P.C. The principal accountants who had been responsible for the audit of our financial statements for the year ended December 31, 2000 and the audit of our financial statements for the year ended December 31, 2001 resigned from Feldman Sherb on May 10, 2002 and started their own firm, Sherb & Co., LLP.

Consequently, we appointed Sherb & Co., LLP as our independent auditors. There were no disagreements between Grassi or its predecessor, Feldman Sherb, and Corpfin on any matter pertaining to the audits of the 2000 or 2001 financial statements that contributed to or in any way prompted the change in accountants. Corpfin had not consulted with Sherb & Co., LLP prior to their engagement regarding the application of accounting principles to a specific or contemplated transaction. Neither Corpfin nor anyone on our behalf consulted with Sherb & Co., LLP regarding the type of audit opinion that might be rendered on our financial statements or any matter that was the subject of a disagreement or event as defined in Item 304(a)(2) of Regulation S-B. Of course, during the time that Feldman Sherb was engaged as our independent auditors, we consulted with those individual accountants who now perform accounting services for us at Sherb & Co., LLP, as those individual accountants performed similar services for us while they were employed at Feldman, Sherb & Co., P.C. during that period of time.

The decision to change accountants was approved by our board of directors. There were no disagreements with Feldman Sherb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman Sherb, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on our financial statements as described in Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during the period Feldman Sherb served as our independent auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 31, 2003.

Name                      Age             Title
-----------------         ---          --------------------------------------
John C. Canouse           38           Chief executive officer, chairman and
                                       president

Jimmie N. Carter          56           Executive vice president and chief
                                       financial officer

Jose A. Auffant           34           Executive vice president, secretary and
                                       director

Joseph P. Tabback         53           Executive vice president, trading manager
                                       and director

Janet L. Thompson         49           Executive vice president, chief
                                       compliance officer and director

John C. Canouse has served as chief executive officer, chairman and president of Corpfin since our inception. Mr. Canouse also serves as senior vice president of J.P. Carey Enterprises, Inc., a full service international asset management and investment banking firm located in Atlanta, Georgia where he has been employed since 1996. Mr. Canouse also serves as a director of Lecstar Communications Group, Crystal Insights, Inc. and Designeroutlet.com, Inc. From April 1990 until January 1996, Mr. Canouse was employed at International Assets Advisory Corporation, an investment banking firm located in Orlando, Florida specializing in the foreign securities markets with a focus on European bonds and emerging market equities. Mr. Canouse graduated with a BA degree in Business Administration from Stetson University. Mr. Canouse devotes 50 percent of his time to us.

Jimmie N. Carter became executive vice president and chief financial officer of Corpfin in November 1999. Mr. Carter also serves as the chief financial officer for J.P. Carey Enterprises, Inc. and J.P. Carey Securities, Inc. From April 1999 to November 1999, Mr. Carter was the chief financial officer for Argent Securities, Inc. From January 1997 to April 1999, Mr. Carter was a controller for Bristol Hotel, Inc. From January 1995 to January 1997, Mr. Carter was the president of Eau Gallie Development Company. Mr. Carter received an MBA from Temple University and a BS degree from Florida State University. Mr. Carter devotes 90 percent of his time to us.

Jose A. Auffant became executive vice president and secretary of Corpfin in May 2000 and elected director in April 2001. Mr. Auffant also serves as the general counsel for J.P. Carey Enterprises, Inc. and Secretary of Technest Holdings, Inc. and Technest, Inc. From 1997 to 2000, Mr. Auffant was associated with Winston & Strawn, a Chicago, Illinois based law firm, in its corporate department. Mr. Auffant received a Juris Doctorate degree from Emory University School of Law and a BA degree from Stetson University. Mr. Auffant devotes 90 percent of his time to us.

Joseph P. Tabback became our executive vice president and trading manager in December 2000 and was elected as a director in April 2002. Mr. Tabback has over 20 years of experience, trading for such firms as Shearson American Express (n/k/a Lehman Brothers) and S.G. Warburg Investment Bank (n/k/a UBS Warburg
LLC). Prior to joining us, Mr. Tabback was the trading manager for J.P. Carey Securities, Inc., an affiliated investment banking firm located in Atlanta, Georgia, from 1998 to 2000. From May 1991 through December 1997, Mr. Tabback was vice president and trading manager for International Assets Advisory Corporation. Mr. Tabback received a B.A. degree in Economics from Rutgers University.

Janet L. Thompson has served as our chief compliance officer since our inception, became our executive vice president in October 2001 and was elected director in April 2002. Ms. Thompson also serves as chief compliance officer of J.P. Carey Securities, Inc., an affiliated investment banking firm located in Atlanta, Georgia. Ms. Thompson was formerly a senior compliance officer with Cambridge Investment Research, Inc., an independent broker/dealer in Iowa. Prior to such position, she served as an assistant vice president and compliance operations manager at INVEST Financial Corporation, a full service broker-dealer based in Tampa, Florida. Ms. Thompson has over 16 years of securities brokerage experience with concentrations in compliance and back office operations, and holds the NASD Series 7, 24, 53 and Series 63 licenses. Ms. Thompson received an associate degree from St. Leo College.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long-term compensation earned by our chief executive officer and each of the five other most highly compensated executive officers of our company during the fiscal years ended December 31, 2002, 2001, and 2000.

                                                                                     Long Term Compensation
                                                                              -------------------------------------
                                             Annual Compensation                        Awards            Payouts
                                  ------------------------------------------  --------------------------- ---------
                                                                   Other       Restricted    Securities                All Other
                         Year                                     Annual         Stock       Underlying     LTIP        Compen-
      Name and          Ended                        Bonus        Compen-       Award(s)      Options/    Payouts       sation
 Principal Position     Dec 31    Salary ($)          ($)       sation ($)        ($)         SARs (#)      ($)           ($)
---------------------  ---------  ---------------  -----------  ------------  -------------  ------------ ---------  --------------

John C. Canouse          2002          $0 (1)          -             -             -            -            -             -
Chief Executive          2001            $0            -             -             -            -            -             -
Officer                  2000          $68,650         -             -             -            -            -             -

Gregory D. Miller        2002            $0            -             -             -            -            -             -
Chief Operating          2001          $12,500         -             -             -            -            -       $38,991 (10)
Officer                  2000         $150,000         -             -             -            -            -             -

Jimmy B. Holton          2002             -            -             -             -            -            -       $100,322 (11)
President                2001          $80,000         -             -        $250,000 (5)     (9)           -       $66,500 (11)
                         2000             -            -             -             -            -            -             -

Jimmie N. Carter         2002          $96,000         -             -             -            -            -             -
Executive VP;            2001          $96,000         -             -        $100,000 (6)     (9)           -             -
Chief Financial          2000          $84,625         -             -             -            -            -             -
Officer

Jose A. Auffant          2002            (2)           -             -             -            -            -             -
Executive VP;            2001             -            -             -        $250,000 (7)     (9)           -             -
Secretary                2000             -            -             -             -            -            -             -

Joseph P. Tabback        2002         $120,000         -             -             -            -            -             -
Executive VP;            2001        $60,950 (3)       -             -        $100,000 (8)     (9)           -             -
Trading Manager          2000             -            -             -             -            -            -             -

Janet L. Thompson        2002            (4)           -             -             -            -            -             -
Executive VP;            2001             -            -             -             -           (9)           -             -
Chief     Compliance     2000             -            -             -             -            -            -             -
Officer

(1)      Mr. Canouse was paid $507,665 in 2000, $636,989 in 2001, and $29,235 in
         2002 by J. P. Carey Enterprises, Inc.
(2) Mr. Auffant was paid $100,000 in 2000 and $150,000 in both 2001 and 2002 by J. P. Carey Enterprises, Inc.
(3)      Mr. Tabback was paid $180,000 in 2000 and $105,000 in 2001 by J. P.
         Carey Enterprises, Inc.
(4)      Ms. Thompson was paid $40,833 in 2000, $70,000 in 2001, and $70,000 in
         2002 by J. P. Carey Enterprises, Inc.
(5) Includes the estimated value of 200,000 shares of restricted Common Stock. Currently there is no public market for the stock.
(6) Includes the estimated value of 80,000 shares of restricted Common Stock. Currently there is no public market for the stock.
(7) Includes the estimated value of 200,000 shares of restricted Common Stock. Currently there is no public market for the stock.
(8) Includes the estimated value of 80,000 shares of restricted Common Stock. Currently there is no public market for this stock.
(9) The following table shows options granted to the named executives in October 2001. These options will vest 33% beginning May 1, 2002 and each of the two anniversary dates thereafter. Option grants have been adjusted to reflect the reverse stock split of 1 for 2.5 shares of Common Stock effective February 7, 2002. Currently there is no public market for the shares of Common Stock.


                                                    % of Total
                                                  Options Granted
                          Number of Securities    to Employees in    Exercise or Base
          Name             Underlying Options      Fiscal Years      Price ($/Share)      Expiration Date
          ----                        -------      ------------            --------       ---------------
Jimmy B. Holton                  200,000              20.00%              $1.25           October 10, 2006
Jimmie N. Carter                 150,000              15.00%              $1.25           October 10, 2006
Jose A. Auffant                  150,000              15.00%              $1.25           October 10, 2006
Joseph P. Tabback                150,000              15.00%              $1.25           October 10, 2006
Janet L. Thompson                100,000              10.00%              $1.25           October 10, 2006


(10) Other Compensation includes $9,000 in housing rental, $1,050 healthcare premium reimbursement, and $28,941 in commuting and temporary living allowances.
(11) This amount reflects cash payments made while an independent consultant to Corpfin.

Option Grants in Last Fiscal Year

None

Compensation of Directors

Directors do not receive any compensation for serving on our Board of Directors, except that Corpfin reimburses them for any expenses incurred in attending directors' meetings, provided that Corpfin has the resources to pay these fees. No requests for reimbursements were received nor were any fees paid in 2002.

Employment Agreements

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us regarding beneficial ownership of Corpfin's Common Stock as of March 31, 2003 by:

     o each person known by us to own, directly or beneficially, more than 5% of Corpfin's Common Stock,

     o        each of Corpfin's executive officers and directors, and

     o        all of Corpfin's officers and directors as a group.

         Except as otherwise indicated, Corpfin believes that the beneficial owners of the Common Stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.

Name (1)                          Number of shares (2)          Percent Held (3)
--------------------              --------------------          ---------------
John C. Canouse (4)                   16,515,156                    78.4%

Jimmie N. Carter                         130,000 (5)                 (6)

Jose A. Auffant                          250,000 (7)                 1.2%

Joseph P. Tabback                        130,000 (8)                 (6)

Janet L. Thompson                         33,333 (9)                 (6)

Cache Capital (USA) L.P. (10)          2,772,796 (11)               12.7%

Directors and officers as a group
(5 persons) (4)                       17,058,489                    80.3%


1. The address for all officers and directors is Atlanta Financial Center, 3353 Peachtree Road, NE, Suite 942, Atlanta, GA 30326.

2. Information presented includes shares of Common Stock issuable upon (i) the conversion of shares of Series A preferred stock, (ii) the conversion of shares of Series B preferred stock, (iii) the conversion of shares of Series C preferred stock and (iv) the exercise of stock options, which have vested or will vest within 60 days of the date of this prospectus.

3. Information presented assumes conversion only of shares of Series A preferred stock, Series B preferred stock and Series C preferred stock owned by such beneficial owner for shares of Common Stock. None of the shareholders listed own any Series B preferred stock. Information presented also includes shares of Common Stock issuable upon exercise of stock options of such beneficial owner that have vested or will vest within 60 days of the date of this prospectus. The ownership percentages will be the same before and after the Distribution.

4. These shares are beneficially owned by John C. Canouse through The Rearden Trust and The Four Life Trust which are Canouse Family trusts. The address for both trusts is 3rd Floor, Murdoch House, South Quay, Douglas, Isle of Man, IM15AS and the executor for each is City Trust, Ltd., which has sole voting power over all shares in the trusts. John
         C. Canouse, our president, chief executive officer and chairman, Joseph
         C. Canouse, James P. Canouse, Jeffrey M. Canouse and Scott C. Martin are beneficiaries of The Rearden Trust and The Four Life Trust, which collectively hold 78.4% of our outstanding Common Stock as follows:
         The Rearden Trust - 16,435,156 (78.0%) and The Four Life Trust - 80,000 (0.4%). While these individuals are the beneficiaries of the trusts, they do not have any affiliation with City Trust, Ltd. nor do they have voting or investment power over the shares. The control person of City Trust, Ltd. is Rodney Margot, its Chairman and principal owner.

5. Information presented includes 80,000 shares of Common Stock and 50,000 shares of Common Stock which Mr. Carter has the right to acquire upon exercise of stock options.

6.       Ownership percentage is less than 1%.

7. Information presented includes 200,000 shares of Common Stock and 50,000 shares of Common Stock which Mr. Auffant has the right to acquire upon exercise of stock options.

8. Information presented includes 80,000 shares of Common Stock and 50,000 shares of Common Stock which Mr. Tabback has the right to acquire upon exercise of stock options.

9. Information presented includes 33,333 shares of Common Stock which Ms. Thompson has the right to acquire upon exercise of stock options.

10. The address for Cache Capital (USA) L.P. is Atlanta Financial Center, 3343 Peachtree Road, NE, Suite 500, Atlanta, GA 30326. Cache Capital
         (USA) L.P. is controlled by J. P. Carey Asset Management, LLC, its General Partner. Joseph C. Canouse, the brother of John C. Canouse, is the president and sole owner of J. P. Carey Asset Management, LLC.

11. Information presented includes 1,958,400 shares of Common Stock, 15 shares of Series A preferred stock convertible into 714,396 shares of Common Stock and 100 shares of Series C preferred stock convertible into 100,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

John C. Canouse, our president, chief executive officer and chairman, is a beneficiary of The Rearden Trust and The Four Life Trust, which collectively hold 78.4% of our outstanding Common Stock.

In March 2001, we sold our client database to J.P. Carey Enterprises, Inc. for $80,000. J.P. Carey Enterprises, Inc. is owned and managed by Joseph C. Canouse, who is also a beneficiary of The Rearden Trust and The Four Life Trust, which collectively hold 78.4% of our outstanding Common Stock. The potential client database was developed by us as part of our daily work routine beginning in November 1999. The database consisted of company names, addresses, phone and fax numbers, email addresses, and information on each potential client's financial needs or recent financings. The database was developed through contacts made at tradeshows, via "hits" to our website, through research of periodicals, and telephone contacts with persons responding to our advertising and marketing program. The sale price of the database was determined by estimating how much it would cost for J. P. Carey Enterprises, Inc. to duplicate the database assuming that it hired a dedicated analyst to do so. The asset sold had no recorded value on our balance sheet, which resulted in the transaction generating both revenue and a gain of $80,000.

We share the services of several employees with J. P. Carey Enterprises, Inc. and J. P. Carey Securities, Inc., including John C. Canouse, our president, chief executive officer and chairman, Jimmie N. Carter, our executive vice president and chief financial officer, Jose A. Auffant, our executive vice president and secretary, and Janet L. Thompson, our executive vice president and
chief compliance officer.   Generally, shared employees are compensated
exclusively by only one of the companies in order to minimize benefit and payroll tax expense. We monitor the amount of time employees devote to each of the companies and allocate the associated labor costs to each company. If labor costs allocated to one company exceed payments made by that company, we recognize the differential in our financial statements. During the year ended December 31, 2002, having analyzed the labor allocation of eight shared employees, the total net differential was approximately $3,100. This represented less than 1% of the combined payrolls of all companies. A similar analysis was done for the year ended December 31, 2001. J. P. Carey Securities, Inc., like J. P. Carey Enterprises, Inc. is owned and managed by Joseph C. Canouse.

During the year ended December 31, 2001, we earned fee income and commissions totaling $182,445. Of this amount, $124,745 and $57,500 were attributable to retail brokerage commissions and referral fees, respectively, paid by related parties or affiliated companies. We earned retail brokerage commissions of $88,999 from Cache Capital (USA) L.P. and $3,809 from Atlantis Capital Fund, Ltd., both of which are investment funds managed by Joseph C. Canouse, who is also a beneficiary of The Rearden Trust and The Four Life Trust, which collectively hold 78.4% of our outstanding Common Stock. We also earned commissions of $5,745 from transactions involving officers of Corpfin. This included $3,095 attributable to John C. Canouse, our chief executive officer, president and chairman, $425 attributable to Jimmie N. Carter, our executive vice president and chief financial officer, and $2,225 attributable to Joseph P. Tabback, our executive vice president and trading manager. Retail securities trades executed for these parties are transacted on terms similar to those made with unaffiliated parties. The $57,500 in referral fees was paid to us by J. P. Carey Enterprises, Inc. for assistance on investment banking transactions.

For the year ended December 31, 2002, we earned commissions on retail brokerage activities totaling $121,852. Of this amount, $120,079 was attributable to related parties or affiliated companies. We earned retail brokerage commissions of $66,470 from Cache Capital (USA) L.P. and $10,700 from Atlantis Capital Fund, Ltd. We also earned $23,523 from J.P. Carey Asset Management, LLC and $2,495 from J.P. Carey Securities, Inc., both for which Joseph C. Canouse serves as President. We also earned commissions of $10,095 from transactions involving officers of Corpfin. This included $8,505 attributable to John C. Canouse, our chief executive officer, president and chairman, $200 attributable to Jimmie N. Carter, our executive vice president and chief financial officer, $1,350 attributable to Joseph P. Tabback, our executive vice president and trading manager and $40 attributable to Jose A. Auffant, our executive vice president and secretary. Retail securities trades executed for these parties are transacted on terms similar to those made with unaffiliated parties.

During 2001, we advanced a total of $15,000 to Eric Smothers, a salesman, and $14,950 to Jimmy B. Holton, our former president. The advances to Mr. Smothers are against future commissions and will be deducted as he earns such commissions. The advances to Mr. Holton were being repaid through payroll deductions while he was serving as president and through deductions from fees owed to him as a consultant thereafter. Through December 31, 2002, we advanced a total of $75,000 to Mr. Smothers, $2,150 to Mr. Holton and $1,300 to Amy Hanson, an executive assistant and receptionist. The advances to Mr. Smothers and Mr. Holton were under the same terms as the prior advances. The advance to Ms. Hanson was repaid in full through payroll deductions. All advances made to employees were interest free. As of December 31, 2002, the current amount outstanding for all advances is $78,645.

From September 1999 through March 2000, we assumed a sublease, between Eurolink, Inc., as sublessee, and RealEstate.com, Inc., as sublessor, from Eurolink for office space. Eurolink is owned by Joseph C. Canouse, who is also a beneficiary of The Rearden Trust and The Four Life Trust, which collectively hold 78.4% of our outstanding Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

(a)      Exhibits

Exhibit #                         Description
---------    -------------------------------------------------------------------
  3.1        Amended Articles of Incorporation [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form
             SB-2 (Registration No. 333-74396).]

  3.2 By-Laws [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.1        Clearing Agreement [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.2        Stock Option Plan [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.3        Lease for Office [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.4 Consulting Agreement - eSAFETYWORLD, Inc. [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.5        First Amendment to Consulting Agreement with eSAFETYWORLD, Inc.
             [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration
             No. 333-74396).]

 10.6 Form of Series A Preferred Stock Purchase Agreement [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.7 Form of Series B Preferred Stock Purchase Agreement [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.8 Series C Preferred Stock Subscription Agreement [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.9        Warrant Agreement [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.10       Warrant Agreement (I-Bankers Securities, Inc.)

 16.1 E&Y Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company's
             Registration Statement on Form SB-2 (Registration No. 333-74396).]

 16.2 Grassi Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

 99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

None

ITEM 14. CONROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CORPFIN.COM, INC.
                                          Registrant



                                    /s/   John C. Canouse
                                          --------------------
                                          John C. Canouse
                                          Chief Executive Officer, President and
                                          Chairman
                                          Date:        March 31, 2003

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    /s/   Jose A. Auffant
                                          ----------------
                                          Jose A. Auffant
                                          Executive Vice President, Secretary
                                          and Director
                                          Date:        March 31, 2003

                                    /s/   Jimmie N. Carter
                                          ----------------
                                          Jimmie N. Carter
                                          Executive Vice President and Chief
                                          Financial Officer
                                          Date:        March 31, 2003

                                    /s/   Joseph P. Tabback
                                          -----------------
                                          Joseph P. Tabback
                                          Executive Vice President, Trading
                                          Manager and Director
                                          Date:        March 31, 2003

                                    /s/   Janet L. Thompson
                                          -----------------
                                          Janet L. Thompson
                                          Executive Vice President, Chief
                                          Compliance Officer and Director
                                          Date:        March 31, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John C. Canouse, Chief Executive Officer, President and Chairman of Corpfin.com, Inc., certify that:

1.       I have reviewed this annual report on Form 10-KSB of Corpfin.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       March 31, 2003                       /s/   John C. Canouse
                                                       ------------------------
                                                       John C. Canouse
                                                       Chief Executive Officer,
                                                       President and Chairman

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jimmie N. Carter, Chief Financial Officer of Corpfin.com, Inc., certify that:

1.       I have reviewed this annual report on Form 10-KSB of Corpfin.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       March 31, 2003                        /s/  Jimmie N. Carter
                                                       ------------------------
                                                       Jimmie N. Carter
                                                       Chief Financial Officer