Form 10QSB
period 2003-03-31
CORPFIN COM INC /DE/
filed 2003-05-15
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                        Commission File Number 333-74396


                                CORPFIN.COM, INC.


                 (Name of Small Business Issuer in Its Charter)


          Delaware                                      58-2451191
       ---------------                              ------------------
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)


          555 North Point Center East
                4th Floor
         Alpharetta, Georgia 30022                     (678) 366-5019
 ---------------------------------------------   ---------------------------
 (Address of Principal Executive Offices)        (Issuer's Telephone Number,
                                                  Including Area Code)

          3353 Peachtree Road
             Suite 942
           Atlanta, Georgia 30326
 ---------------------------------------------
 (Former Address if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of March 31, 2003 was 21,108,094.

Transitional Small Business Disclosure Format (check one: Yes [  ] No [X]

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                TABLE OF CONTENTS
                                                                        Page No.

PART  I  FINANCIAL INFORMATION
Item 1.FINANCIAL STATEMENTS
       Balance Sheet March 31, 2003                                        4
       Statements of Operations  for the three month periods
        ended March 31, 2003 and March 31, 2002                            5
       Statements  of Cash Flows for the three month periods
        ended March 31, 2003 and March 31, 2002                            6
       Notes to financial statements                                       7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        9

Item 3.  CONTROLS AND PROCEDURES                                          11

PART II  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS                                                12
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        12
Item 3.  DEFAULTS UPON SENIOR SECURITIES                                  12
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12
Item 5.  OTHER INFORMATION                                                12

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12


         SIGNATURES                                                       13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                Corpfin.com, Inc.
                                  Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

Current assets:

Cash                                                     $      94,933
Restricted Cash                                                 35,000
Advances to employees                                           91,645
Office rental deposit                                           23,549
                                                         --------------
Total Current Assets                                           245,127

Furniture and equipment, net                                     5,943
Other Assets                                                       716
                                                         --------------

Total Assets                                             $     251,786
                                                         ==============

Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                         $      16,720

Shareholders' equity:
Convertible preferred stock, Series A, $.001 par
 value; 35 shares authorized, 20 issued and outstanding           -
Convertible preferred stock, Series B, $.001 par
 value; 2,500,000 shares authorized, 600,000 issued
 and outstanding                                                   600
Convertible preferred stock, Series C, $.001 par
 value; 1,000 shares authorized, 100 issued
 and outstanding                                                  -
Common stock, $.001 par value; 95,000,000 shares
authorized, 21,108,094 issued and outstanding                   21,108
Additional paid-in capital                                   5,128,391
Accumulated deficit                                         (4,915,033)
                                                         --------------
Total shareholders' equity                                     235,066
                                                         --------------

Total liabilities and shareholders' equity                $    251,786
                                                         ==============


           See Accompanying notes to financial statements.

                                Corpfin.com, Inc.
                            Statements of Operations
                       For the Three Months Ended March 31,


                                                (Unaudited)     (Unaudited)
                                                   2003            2002

Revenues:
     Fee income and commissions              $      20,738   $      17,305
     Interest Income                                   419             467
                                                -----------     -----------
Total Revenues                                      21,157          17,772

Expenses:
     Compensation and benefits                      59,247          70,095
     Advertising Expense                             5,275            -
     Depreciation & Amortization                     1,334          16,712
     Communications                                  4,365          15,268
     Insurance Expense                                 156           3,205
     Other Expenses                                  1,997           1,426
     Rent Expense                                   21,918          23,068
     Professional Service Expense                   28,496         254,821
     Licenses & Registrations                          185           3,362
     Travel & Entertainment                            781           4,680
     Data Processing Expense                         8,244          11,181
                                                 ----------     -----------
Total Expenses:                              $     131,998   $     403,818
                                                -----------     -----------
Net Loss                                     $    (110,841)  $    (386,046)
                                                ===========     ===========

Net loss per share - basic and diluted       $       (0.01)  $       (0.02)

Weighted averaged number of common shares
     outstanding - basic and diluted            21,071,856      21,017,627



                 See accompanying notes to financial statements

                                Corpfin.com, Inc.
                            Statements of Cash Flows
                   For the three month periods ended March 31,


                                                     (Unaudited)    (Unaudited)
                                                        2003            2002


Operating activities:
Net Loss                                           $ (110,841)       (386,046)
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                    1,334          16,712
       Stock issued for services                         -            175,000
       Net changes in operating assets and
        liabilities
         Accounts receivable - commissions              6,105             645
         Advances                                     (13,000)        (14,779)
         Other assets                                   9,641           3,000
         Accounts payable and accrued expenses          5,709          18,258
                                                  ------------   -------------
Net cash used in operating activities                (101,052)       (187,210)

Financing activities:

Capital contributions                                  42,500         195,000
Sale of common stock                                   54,750            -
                                                  ------------   -------------
Net cash provided by financing activities              97,250         195,000

Increase (decrease) in cash and cash equivalents       (3,802)          7,790
Cash and cash equivalents at beginning of period       98,735         139,682
                                                  ------------   -------------
Cash and cash equivalents at end of period        $    94,933         147,472

Supplemental disclosure of cash flow information:
                                                  ============   =============
Non-cash capital contributions                    $      -            175,000
                                                  ============   =============


          See accompanying notes to financial statements

                        Notes to the Financial Statements

                                 March 31, 2003


1. BUSINESS AND BASIS OF PRESENTATION

Corpfin.com, Inc. (the "Company") is a registered broker/dealer providing public companies with an opportunity to raise capital through the sale of equity positions in the private market. The Company was organized to perform the transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001 the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. The Company is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999.

Basis of Presentation

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtains additional capital or generates additional revenue. The Company's management has indicated it would seek additional capital through the sale of securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market under the symbol "CPFN". In February 2003 the application was approved and the company subsequently was assigned the symbol "CFNC".

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The interim unaudited financial statements contained herein includes, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB.

On February 6, 2003 the Securities and Exchange Commission approved the Company's Registration Statement on Form SB-2. As of March 31, 2003, there was no public trading market for our Common Stock. However, in May 2003, our Common Stock began trading on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CFNC."

Property and Equipment

At March 31, 2003 property and equipment consisted of the following:

                                   Useful Life
         Furniture                  5 Years             $         1,829
         Telephone equipment        5 Years                      19,990
         Computer equipment         3 Years                      68,215
                                                           ---------------
                                                                 90,034
         Accumulated depreciation                                84,091
                                                           ---------------
                                                       $          5,943
                                                           ---------------


Related Party Transactions

For the three month period ended March 31, 2003 and 2002 respectively, the company earned $20,738 and $16,339 in commissions from related parties for retail brokerage services.

2.  ADVANCES TO EMPLOYEES

During 2001, we advanced a total of $15,000 to Eric Smothers, a salesman, and $14,950 to Jimmy B. Holton, our former president. The advances to Mr. Smothers are against future commissions and will be deducted as he earns such commissions. The advances to Mr. Holton were being repaid through payroll deductions while he was serving as president and through deductions from fees owed to him as a consultant thereafter. Through December 31, 2002, we advanced a total of $60,000 to Mr. Smothers, $2,150 to Mr. Holton and $1,300 to Ms. Amy Hanson, an executive assistant and receptionist. The advances to Mr. Smothers and Mr. Holton were under the same terms as the prior advances. The advance to Ms. Hanson was repaid in full through payroll deductions. All advances made to employees were interest free. As of March 31, 2003, the current amount outstanding for all advances is $91,645.

3.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the periods ended March 31, 2002 and 2003 respectively, was $20,871 and $21,918.

At March 31, 2003 the Company had a security deposit of $23,549 held by its landlord as security for future rental payments.


4.  SHAREHOLDERS EQUITY

During the three month period ended March 31, 2003 the Company sold 43,800 shares of common stock to J.P. Carey Enterprises, Inc., an existing shareholder, for $54,750 and received cash contributions to additional paid in capital from J.P. Carey Enterprises, Inc. of $42,500.

5.  SUBSEQUENT EVENT

On April 14, 2003 the holders of Series A, B, and C Preferred Stock elected to convert their preferred shares to common stock. Series A preferred stock, which had non-dilutive rights equivalent to 4% of the common shares outstanding, was converted to 900,352 shares of common stock. Series B preferred stock was converted to 600,000 shares of common stock. Series C preferred stock was converted to 100,000 shares of common stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For the three month period ended March 31, 2002, our net revenue totaled $17,772. We received $467 in interest income and $17,305 from our retail brokerage operations. Substantially all brokerage revenue was earned from related parties.

         During the same period our expenses totaled $403,818. Of this amount, $254,821 (approximately 63% of total expense) was used for professional services. This included $12,506 for accounting services, $20,378 for legal services, $39,858 for the consulting services of Jimmy Holton, $7,079 for trading commissions and other miscellaneous services, and $175,000 for consulting services of eSAFETYWORLD. We also incurred $70,095 (approximately 17%) in employee compensation and benefits expense, $23,068 in rent expense, $16,712 in depreciation and amortization expense, $15,268 in communications expense, and $11,181 for data processing expense during this period. All other expenses totaled $12,673, or approximately 3% of total expense.

         For the three months period ended March 31, 2003 we recorded total revenue of $21,157. Of this amount $20,738 was earned through our retail brokerage operation. All brokerage revenue was earned from related parties. We also earned $419 in interest income.

         For the three month period ended March 31, 2003, total expense was $131,998, a decrease of $271,820 compared to the same period in 2002. The largest reduction in expense occurred in professional services, which decreased by $226,325. For the three months ended March 31, 2003, we did not use the consulting services of eSAFETYWORLD or Jimmy Holton. Respectively, verses the prior year, this reduced expense by $175,000 and $39,858. We also incurred no legal expense, a reduction of $20,378 compared to the same period in the prior year. Accounting expense decreased from $12,506 for 2002, to $10,000 for 2003. Trading commissions and other professional services totaled $18,496 for the period, a net increase of $11,417 over the previous year. This net increase included $15,000 paid to I-Bankers Securities Inc., Irving, Texas in consideration for their acting as our Qualified Independent Underwriter, as required by the NASD. We did not incur this expense in 2002. Additional expenses recorded in this category decreased from $7,079 in 2002 to $3,496 in 2003, a reduction of $3,583.

         Compensation and benefit expense decreased from $70,095 in 2002 to $59,247 in 2003 due to reductions in staff. Depreciation and amortization expense decreased from $16,712 in 2002 to $1,334 in 2003. This decrease was the result of the full amortization of our capitalized software during the first quarter of 2002, with no depreciable assets being acquired in the subsequent periods.

         Communications expense decreased from $15,268 in 2002 to $4,365 in 2003, due to a change in local and long distance telephone service providers. We were also able to reduce most other categories of expense during the period ended March 31, 2003 compared with the same period ended 2002. This included a reduction of travel and entertainment expense from $4,680 to $781, data processing expense from $11,181 to $8,244, insurance expense from $3,205 to $156, and rent expense declined from $23,068 to $21,918. In addition, our expense for licenses & registrations decreased from $3,362 in 2002 to $185 in 2003.

         Advertising expense totaled $5,275 for the three months ended March 31, 2003. This expenditure was required in conjunction with our efforts to list our common stock on the OTCBB. No advertising expense was incurred for the same period in 2002. Other miscellaneous expenses increased from $1,426 in 2002 to $1,997 in 2003.

Liquidity

         To date, all of Corpfin's financial resources have been provided by its founding investors, who do not have an obligation to provide additional funds. Corpfin does not have any credit facilities or other commitments for debt or equity. No assurances can be given that financing will be available if necessary. We believe that current market conditions may make discretionary drawdown lines of credit or a similar equity infusion the most probable facility that may be available if our common stock begins to trade at sufficient volumes. Drawdowns under those types of facilities, if one can be obtained at all, will likely be at a price that will reflect a discount to the market value of our shares. However, no assurances can be given that we will be successful in obtaining an equity facility or any other form of investment.

         For the three months period ended March 31, 2002 we used net cash of $187,210 in operations. Of total cash used, $79,821 was disbursed for professional services including $39,858 for the consulting services of Jimmy Holton, $20,378 for legal services, $12,506 for accounting services, and $7,079 for other professional services. We also disbursed $70,095 for compensation and benefits, $23,068 for rents, $15,268 for communications, $11,181 for data processing services, and $12,673 for other expenses. Changes in operating assets and liabilities, and depreciation & amortization contributed $23,836 to cash flows. We also incurred a non-cash expense of $175,000 for the consulting services of eSAFETYWORLD. During the same period, we received $195,000 in additional contributions to capital from J.P. Carey Enterprises, Inc., a related party.

         For the three months period ended March 31, 2003 we used net cash of $101,052 in operations. Of total cash used, $59,247 was disbursed for compensation and benefits, $28,496 for professional services including $10,000 for accounting service and $15,000 for the services of I-Bankers Securities Inc., Irving, Texas as described previously. We also disbursed $21,918 for rents, $8,244 for data processing services, $5,275 for advertising services, and $4,365 for communications. All other disbursements totaled $3,119. Changes in operating assets and liabilities, and depreciation & amortization contributed $9,789 to cash flows. During the period, we sold common stock totaling $54,750 and received $42,500 in additional contributions to capital from J.P. Carey Enterprises, Inc., a related party.

         At March 31, 2003, we had unrestricted cash of $94,933. Without additional capital contributions or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis. This capital would be requested from our founding shareholders but they are under no obligation to provide it, and we have no other sources of committed debt or equity financing.

         If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. We are not currently seeking such business opportunities and, therefore, have not entered into any preliminary negotiations or agreements with any company or agent as of the date of this report.

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

         We do not require collateral from our customers. Revenues are not concentrated in any particular region of the country or with any individual or group

ITEM  3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three month period ended March 31, 2003 the Company sold 43,800 shares of common stock to J.P. Carey Enterprises, Inc., an existing shareholder, for $54,750 and received cash contributions to additional paid in capital from J.P. Carey Enterprises, Inc. of $42,500.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

         Effective May 12, 2003, the Company moved its principal executive office to 555 North Point Center East, Fourth Floor, Alpharetta, Georgia 30022( See cover page).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

   Exhibit #                            Description


     99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

     99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002


(b) Reports filed on form 8K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CORPFIN.COM, INC.
                                                 Registrant



                                                /s/   John C. Canouse
                                                ---------------------
                                                      John C. Canouse
                                                Chief Executive Officer,
                                                President and Chairman
                                                Date:      May 15, 2003

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                /s/  Jose A. Auffant
                                                ------------------------
                                                     Jose A. Auffant
                                                Executive Vice President,
                                                Secretary and Director
                                                Date:      May 15, 2003

                                                /s/  Jimmie N. Carter
                                                ------------------------
                                                     Jimmie N. Carter
                                                Executive Vice President and
                                                Chief Financial Officer
                                                Date:      May 15, 2003

                                                /s/  Joseph P. Tabback
                                                ------------------------
                                                     Joseph P. Tabback
                                                Executive Vice President,
                                                Trading Manager and Director
                                                Date:      May 15, 2003

                                                /s/  Janet L. Thompson
                                                ------------------------
                                                     Janet L. Thompson
                                                Executive Vice President, Chief
                                                Compliance Officer and Director
                                                Date:      May 15, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John C. Canouse, Chief Executive Officer, President and Chairman of Corpfin.com, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Corpfin.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       May 15, 2003                        /s/   John C. Canouse
                                                ------------------------
                                                      John C. Canouse
                                                Chief Executive Officer,
                                                President and Chairman

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jimmie N. Carter, Chief Financial Officer of Corpfin.com, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Corpfin.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:       May 15, 2003                        /s/  Jimmie N. Carter
                                                ------------------------
                                                     Jimmie N. Carter
                                                Chief Financial Officer