Form 10QSB
period 2003-06-30
CORPFIN COM INC /DE/
filed 2003-08-13
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                        Commission File Number 333-74396


                                CORPFIN.COM, INC.


                 (Name of Small Business Issuer in Its Charter)

             Delaware                                 58-2451191
 ------------------------------                   -------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

    555 North Point Center East
            4th Floor
    Alpharetta, Georgia 30022                             (678) 366-5019
 ----------------------------------------          ---------------------------
 (Address of Principal Executive Offices)          (Issuer's Telephone Number,
                                                       Including Area Code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of June 30, 2003 was 22,666,046.

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

                                TABLE OF CONTENTS

                                                                        Page No.

PART  I    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

             Balance Sheet June 30, 2003                                    4

             Statements of Operations for the three and
             six month periods ended June 30, 2003 and
             June 30, 2002                                                  5

             Statements of Cash Flows for the six month periods
             ended June 30, 2003 and June 30, 2002                          6

             Notes to financial statements                                  7

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATIONS                                             9

Item 3.      CONTROLS AND PROCEDURES                                       11

PART II      OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS                                             12
Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                     12
Item 3.      DEFAULTS UPON SENIOR SECURITIES                               12
Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12
Item 5.      OTHER INFORMATION                                             12

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                              12


             SIGNATURES                                                    14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                Corpfin.com, Inc.
                                  Balance Sheet
                                  June 30, 2003


Assets                                                          (Unaudited)

Current assets:
Cash                                                     $             98,781
Restricted cash                                                        35,000
Advances to employees                                                  94,645
Office rental deposit                                                  13,931
                                                          --------------------
Total Current Assets                                                  242,357

Furniture and equipment, net                                            4,936
Other Assets                                                              429
                                                          --------------------

Total Assets                                             $            247,722
                                                          ====================

Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                         $             13,753
                                                          --------------------

Shareholders' equity:
Convertible preferred stock, Series A, $.001 par
 value; 35 shares authorized, no shares outstanding                      -
Convertible preferred stock, Series B, $.001 par value;
 2,500,000 shares authorized, no shares outstanding                      -
Convertible preferred stock, Series C, $.001 par
 value; 1,000 shares authorized, no shares outstanding                   -
Common stock, $.001 par value; 95,000,000 shares
 authorized, 22,666,046 issued and outstanding                         22,666
Additional paid-in capital                                          5,005,433
Accumulated deficit                                                (4,794,130)
                                                          --------------------

Total shareholders' equity                                            233,969
                                                          --------------------

Total liabilities and shareholders' equity               $            247,722
                                                          ====================




                 See accompanying notes to financial statements.

                                Corpfin.com, Inc.
                            Statements of Operations



                                               For the Three Months            For the Six Months
                                                  Ended June 30                   Ended June 30
                                               2003            2002            2003           2002

Revenues:
      Fee income and commissions
      (Related party transactions
       2002 - $77,748; 2003 - $22,370)   $     1,633     $    60,443      $    22,370   $    77,748
      Consulting Income                        5,000                            5,000          -
      Interest Income                            243             212              663           679
                                          ------------    ------------     ------------  ------------
Total Revenues                                 6,876          60,655           28,033        78,427

Expenses:
      Return of stock issued for services   (250,000)           -            (250,000)         -
      Compensation and benefits               76,679          71,906          136,500       142,001
      Advertising Expense                       -               -               5,275          -
      Depreciation & Amortization              1,294           3,835            2,628        20,547
      Communications                           2,170           2,937            6,535        18,205
      Insurance Expense                            3           3,004             -            6,209
      Other Expenses                           1,227           4,431            2,808         5,857
      Rent Expense                            23,525          22,663           45,443        45,731
      Professional Service Expense            19,526          76,464           48,022       331,285
      Licenses & Registrations                   835          12,178            1,020        15,540
      Travel & Entertainment                     353             542            1,134         5,222
      Data Processing Expense                 10,361           8,432           18,606        19,613
                                          ------------    ------------     ------------  ------------
Total Expenses:                          $  (114,027)    $   206,392      $    17,971   $   610,210
                                          ------------    ------------     ------------  ------------
Net Income (Loss)                        $   120,903     $  (145,737)     $    10,062   $  (531,783)
                                          ============    ============     ============  ============

Net income (loss) per share - basic
 and diluted                             $    $0.005     $   ($0.007)     $    $0.000   $   ($0.025)
                                          ============    ============     ============  ============

Weighted average number of common
 shares outstanding
 - basic and diluted                      22,324,220      21,064,294       21,701,498    20,970,703
                                          ============    ============     ============  ============




                 See accompanying notes to financial statements.

                                Corpfin.com, Inc.
                            Statements of Cash Flows
                    For the six month periods ended June 30,


                                                      (Unaudited)    (Unaudited)
                                                         2003            2002
                                                    -------------   ------------
Operating activities:
Net Income (Loss)                                  $     10,062   $    (531,783)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                           2,628          20,547
  Stock issued for services                            (250,000)        175,000
  Net changes in operating assets and
  liabilities
   Accounts receivable - commissions                      6,105          (5,650)
   Advances                                             (16,000)        (27,500)
   Other assets                                                           6,000
   Accounts payable and accrued expenses                  2,742          14,231
                                                    ------------   -------------
Net cash used in operating activities                  (244,463)       (349,155)

Investing activities:
Prepaid insurance                                          -             (1,972)
Reduction in rental deposit                              19,259
                                                    ------------   -------------
Net cash generated (used) in investing activities        19,259          (1,972)

Financing activities:

Capital contributions                                    42,500         360,000
Sale of common stock                                    182,750
                                                    ------------   -------------
Net cash provided by financing activities               225,250         360,000

Increase in cash and cash equivalents                        46           8,873
Cash and cash equivalents at beginning of period         98,735         104,682
                                                    ------------   -------------
Cash and cash equivalents at end of period         $     98,781   $     113,555
                                                    ============   =============

Supplemental disclosure of cash flow information:

Non-cash capital contributions                     $    (250,000) $     175,000
                                                    ============   =============







                 See accompanying notes to financial statements

                        Notes to the Financial Statements

                                  June 30, 2003


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

Property and Equipment

At June 30, 2003 property and equipment consisted of the following:

                                   Useful Life

         Furniture                   5 Years             $         1,829
         Telephone equipment         5 Years                      19,990
         Computer equipment          3 Years                      68,215
                                                          ---------------
                                                                  90,034
         Accumulated depreciation                                 85,098
                                                          ---------------
                                                         $         4,936
                                                          ---------------


Related Party Transactions

For the six month period ended June 30, 2003 and 2002 respectively, the company earned $22,370 and $77,748 in commissions from related parties for retail brokerage services.

2. ADVANCES TO EMPLOYEES

During 2001, we advanced a total of $15,000 to Eric Smothers, a salesman, and $14,950 to Jimmy B. Holton, our former president. The advances to Mr. Smothers are against future commissions and will be deducted as he earns such commissions. The advances to Mr. Holton were being repaid through payroll deductions while he was serving as president and through deductions from fees owed to him as a consultant thereafter. Through December 31, 2002, we advanced a total of $60,000 to Mr. Smothers, $2,150 to Mr. Holton and $1,300 to Ms. Amy Hanson, an executive assistant and receptionist. The advances to Mr. Smothers and Mr. Holton were under the same terms as the prior advances. The advance to Ms. Hanson was repaid in full through payroll deductions. All advances made to employees were interest free. As of June 30, 2003, the current amount outstanding for all advances is $94,645.

3.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the periods ended June 30, 2002 and 2003 respectively, was $45,731 and $45,443.

At June 30, 2003 the Company had a security deposit of $13,931 held by its landlord as security for future rental payments.

On May 7, 2003, the Company entered into a one year service agreement with Regus Business Centre Corp., Purchase, New York for office space at 555 North Point Center East, Alpharetta, GA. The service agreement also includes telephone services. Under this agreement the company is obligated to pay a minimum of $8,056 per month.


4.  SHAREHOLDERS EQUITY

During the six month period ended June 30, 2003, the Company sold 201,400 shares of common stock for $182,750.00, or an average price of $.91 per share. Of the total shares sold, 50,200 were purchased by JP Carey Enterprises, Inc, and 151,200 were purchased by JP Carey Asset Management, LLC, both existing shareholders.

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


5. SUBSEQUENT EVENT

None.



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         For the six month period ended June 30, 2002, our revenue totaled $78,427. We received $679 in interest income and $77,748 from our retail brokerage operations. All brokerage revenue was earned from related parties.

         For the six month period ended June 30, 2003 we earned revenue of $28,033, a decrease of $50,394 from the same period for the prior year. We earned $5,000 from consulting services, and $22,370 through our retail brokerage operation. All brokerage revenue was earned from related parties. The decline in brokerage revenue was the result of less trading activity by these related parties over the same period last year. We also earned $663 in interest income during this period.

         For the six month period ended June 30, 2002, our expenses totaled $610,210. Of this amount, $331,285 (approximately 54% of total expense) was used for professional services. Professional service expenses included $175,000 for stock issued and recorded as expense in January 2002, representing the value of consulting services provided by eSAFETYWORLD, Inc. We also paid $79,300 for the consulting services of Jimmy Holton during this period. Legal expenses incurred during the period totaled $39,800, accounting services $19,000, and other expenses associated with our registration totaled $11,344. We also paid $4,862 in commissions to Fiserv, our clearing agent, for the execution of brokerage transactions and incurred other miscellaneous professional services totaling $1,979.

         For the six month period ended June 30, 2002 our compensation and benefit expense totaled $142,001 or approximately 23 % of total expense. Rent totaled $45,731 or approximately 7%. Other expenses included depreciation & amortization of $20,547, data processing charges of $19,613, communication expense of $18,205 license and registration expenses of $15,540, and insurance expense of $6,209. All other categories of expense totaled $11,079 for this period.

         For the six month period ended June 30, 2003 we recorded a reduction to our expenses of $250,000 reflecting a reversal of the cost recorded in 2001 for the issuance of 200,000 shares of common stock to a consultant, Jimmy Holton, at $1.25 per share. This stock award was granted to Mr. Holton as part of his compensation for services to be provided to the company over a long term period. During the last month of 2002 Mr. Holton became unable to fulfill his obligations under our agreement and the stock grant was canceled. We allowed Mr. Holton several months to reinitiate his efforts on our part but he has been unable to do so. Management believes it is appropriate to reflect this change in circumstances in our report and adjust our financial statements accordingly. This adjustment is a non-cash transaction.

         For purposes of this management discussion and analysis in reviewing the results of operations for the six month period ended June 30, 2003, we have excluded the $250,000 expense adjustment described above in our total expense. This will facilitate a more reasonable comparison of the results of operations for the six month periods ended June 30, 2002 and 2003.

         Accordingly, excluding the $250,000 reduction in expense, for the six month period ended June 30, 2003 total expense was $267,971. This represents a reduction of $342,239 in total expense when compared to the same period for the prior year.

          Our total expenses for the period ended June 30, 2003 included $136,500 for employee compensation and benefits, a decrease of $5,501 verses the same period in 2002.

         Professional services expense totaled $48,022 for the six month period ended June 30, 2003, a decrease of $283,263 verses the same period in the prior year. In Januuary, 2002 we had expensed $175,000 in professional services for the consultation of eSAFETYWORLD, Inc. This contract was completed in 2002 and no charges were recorded for similar services in 2003. This accounted for approximately 62 % of the reduction in professional services expense of $283,263. Professional services expense also included decreases in legal costs of $29,800, consulting fees of $79,300, and $1,500 in accounting expense. We also include in professional services costs incurred in engaging a Qualified Independent Underwriter, a regulatory requirement imposed by the NASD, in conjunction with our SEC registration process. We incurrred $15,000 of such expenses during the six month period ended June 30, 2003. For the same period in 2002 we had incurred only $7,500 in this category, an increase of $7,500. We are also required to convert all filings made with the SEC to the EDGAR format. Costs for these services declined to $1,358 in 2003 from $3,844 for the same period in 2002, a reduction of $2,486, due to fewer filings made. Commission expense paid to Fiserv, our clearing firm, declined to $3,935 in 2003 from $4,862 in 2002, a decrease of $927, due primarily to lower trading activity. Other miscellaneous professional services declined by $1,750.

         Depreciation and amortization expense decreased from $20,547 for the six month period ended June 30, 2002 to $2,628 for the same period in 2003, a reduction of $17,919. This was due primarily to the final amortization of our website in early 2002.

         License and registration expense decreased from $15,540 in 2002 to $1,020 in 2003 due primarily to a reduction in the number of states in which we registered to do business as a broker dealer. We reduced the registrations from 48 states to 30.

         Our data processing expense also decreased to $18,606 in 2003 from $19,613 in 2002, a reduction of $1,007 due to the elimination of an outside vendor no longer needed.

         We incurred no insurance expense during the first six months of 2003 due the expiration of our company liability policy. We have been unable to obtain officer's liability coverage at an acceptable price but are continuing to search for affordable coverage. In 2002 we had expensed $6,209 for insurance.

Our communications expense declined by $11,670, from $18,205 for the six month ended June 30, 2002 to $6,535 for the same period in 2003. This was due to a change in our telephone vendors.

         Travel and entertainment declined by $4,088 to $1,134 for the six months ended June 30, 2003. This was due to less travel activity.

         Advertising expense totaled $5,275 for the six months ended June 30, 2003. This expenditure was required in conjunction with our efforts to list our common stock on the OTCBB. No advertising expense was incurred for the same period in 2002.

          Other miscellaneous expenses decreased from $5,857 in 2002 to $2,808 in 2003.

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

         For the six month period ended June 30, 2002 we used net cash of $349,155 in operations. Of total cash used, $141,157 was disbursed for professional services including $79,300 for the consulting services of Jimmy Holton, $39,800 for legal services, and $19,000 for accounting services. We also disbursed $140,564 for compensation and benefits, $45,731 for rents, $27,500 for additional employee advances, and $16,640 for data processing services. Changes in operating assets and liabilities, and depreciation & amortization contributed $35,128 to cash flows. We also incurred a non-cash expense of $175,000 for the consulting services of eSAFETYWORLD, Inc. During the same period, we received $360,000 in additional contributions to capital from J.P. Carey Enterprises, Inc., a related party.

         For the six month period ended June 30, 2003 we used net cash of $244,463 in operations. Of total cash used, $136,500 was disbursed for compensation and benefits, $48,022 for professional services including $17,500 for accounting service, $15,000 for the services of I-Bankers Securities Inc., Irving, Texas, and $10,000 for legal services. We also disbursed $25,215 for rents, $18,214 for data processing services, $16,000 for advances to employees, $5,275 for advertising services, and $6,023 for communications. Changes in operating assets and liabilities, and depreciation & amortization contributed $11,475 to cash flows. We also reduced our office rental deposit by $19,259 in lieu of cash payments for rent. During the period, we sold common stock totaling $182,750 and received $42,500 in additional contributions to capital from J.P. Carey Enterprises, Inc., a related party.

         At June 30, 2003, we had unrestricted cash of $98,781. Without additional capital contributions or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis. This capital would be requested from our founding shareholders but they are under no obligation to provide it, and we have no other sources of committed debt or equity financing.

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

Critical Accounting Policies

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2003, the Company sold 201,400 shares of common stock for $182,750.00, or an average price of $.91 per share. Of the total shares sold, 50,200 were purchased by J. P. Carey Enterprises, Inc, and 151,200 were purchased by J. P. Carey Asset Management, LLC, both of whom are existing shareholders. The Company also received cash contributions to additional paid in capital from J. P. Carey Enterprises, Inc. of $42,500. The Company also canceled 200,000 shares of common stock previously issued to Jimmy
B. Holton. These shares were issued in October 2001 and recorded at a cost of $1.25 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On May 10, 2003 the Company relocated its office to 555 North Point Center East, 4th Floor, Alpharetta, GA 30022.

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

 10.4 Consulting Agreement - eSAFETYWORLD, Inc.[Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

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

 10.9 Warrant Agreement with Harbor Nominees Ltd. [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.10           Warrant Agreement  with  I-Bankers  Securities,   Inc.
                 [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 10.11           Service Agreement with Regus Business Centres Corp.

 16.1 E&Y Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 16.2 Grassi Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

 31.1            Section 302 Certification - Chief Executive Officer

 31.2            Section 302 Certification - Chief Financial Officer

 32.1            Certification of Chief Executive Officer  Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

 32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002


(b) Reports filed on form 8K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CORPFIN.COM, INC.
                                                    Registrant



                                               /s/ John C. Canouse
                                                  ------------------
                                                   John C. Canouse
                                                   Chief Executive Officer,
                                                   President and Chairman
                                                   Date: August 13, 2003

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               /s/ Jose A. Auffant
                                                  --------------------
                                                   Jose A. Auffant
                                                   Executive Vice President,
                                                   Secretary and Director
                                                   Date: August 13, 2003

                                               /s/ Jimmie N. Carter
                                                  --------------------
                                                   Jimmie N. Carter
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   Date: August 13, 2003

                                               /s/ Joseph P. Tabback
                                                  --------------------
                                                   Joseph P. Tabback
                                                   Executive Vice President,
                                                   Trading Manager and Director
                                                   Date: August 13, 2003

                                               /s/  Janet L. Thompson
                                                  --------------------
                                                    Janet L. Thompson
                                                    Executive Vice President,
                                                    Chief Compliance Officer and
                                                    Director
                                                    Date: August 13, 2003