Form 10QSB
period 2003-09-30
CORPFIN COM INC /DE/
filed 2003-11-12
CIK 1162867

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                        Commission File Number 333-74396


                                CORPFIN.COM, INC.


                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                58-2451191
     -------------------------------        ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
       Incorporation or Organization)

            555 North Point Center East
                     4th Floor
             Alpharetta, Georgia 30022                    (678) 366-5019
      ----------------------------------------       ---------------------------
      (Address of Principal Executive Offices)       (Issuer's Telephone Number,
                                                         Including Area Code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of September 30, 2003 was 22,957,546.

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

                                TABLE OF CONTENTS
                                                                        Page No.

PART I   FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS (Unaudited)
            Balance Sheet September 30, 2003                               4

            Statements of Operations for the three month and nine month periods ended September 30, 2003 and September 30,
            2002                                                           5

            Statements of Cash Flows for the three months and nine month
            periods ended  September 30, 2003 and September 30, 2002       6


            Notes to financial statements                                  7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                         9


Item 3.  CONTROLS AND PROCEDURES                                           11

PART II  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS                                                 12
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         12
Item 3.  DEFAULTS UPON SENIOR SECURITIES                                   12
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12
Item 5.  OTHER INFORMATION                                                 12

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  12


         SIGNATURES                                                        14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                Corpfin.com, Inc.
                                  Balance Sheet
                               September 30, 2003
                                   (Unaudited)


Assets

Current assets:
Cash                                                          $      97,482
Restricted Cash                                                      35,000
Advances to employees                                                91,000
                                                              --------------
Total Current Assets                                                223,482

Furniture and equipment, net                                          3,929
                                                              --------------

Total Assets                                                  $     227,411
                                                              ==============

Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                              $       7,341
                                                              --------------
Total current liabilities                                             7,341

Shareholders' equity:
Convertible preferred stock, Series A, $.001
par value; 35 shares authorized, none outstanding                      -
Convertible preferred stock, Series B, $.001 par
value; 2,500,000 shares authorized, none outstanding                   -
Convertible preferred stock, Series C, $.001 par
value; 1,000 shares authorized, none outstanding                       -
Common stock, $.001 par value; 95,000,000 shares
authorized, 22,957,546 issued and outstanding                        22,958
Additional paid-in capital                                        5,150,891
Accumulated deficit                                              (4,953,779)
                                                              --------------

Total shareholders' equity                                          220,070
                                                              --------------

Total liabilities and shareholders' equity                    $     227,411
                                                              ==============

                 See accompanying notes to financial statements

                               Corpfin.com, Inc.
                            Statements of Operations
                                  (Unaudited)



                                                         For the Three Months     For the Nine Months
                                                          Ended September 30       Ended September 30
                                                          2003        2002         2003         2002
                                                      -----------------------    ----------------------
Revenues:
     Fee income and commissions
     (Related party transactions 2002 - $102,268;
      2003 - 23,950)                                  $   1,580  $  60,443       $  23,950   $  106,635
     Consulting Income                                                               5,000         -
     Interest Income                                        150        212             813          835

                                                      ---------- ----------      ----------  -----------
Total Revenues                                            1,730     60,655          29,763      107,470

Expenses:
     Return of stock issued for services                              -           (250,000)        -
     Compensation and benefits                          108,154     71,906         244,080      202,686
     Advertising Expense                                   -          -              5,275         -
     Depreciation & Amortization                          1,437      3,835           4,065       22,453
     Communications                                       1,845      2,937           8,380       25,301
     Insurance Expense                                    1,507      3,004           1,666        7,684
     Other Expenses                                       5,019      4,431           8,243        8,850
     Rent Expense                                        21,610     22,663          67,053       67,200
     Professional Service Expense                        12,987     76,464          61,009      356,813
     Licenses & Registrations                             1,175     12,178           2,195       22,788
     Travel & Entertainment                                -           542           1,134        5,247
     Data Processing Expense                              7,645      8,432          26,250       29,219
                                                      ---------- ----------      ----------  -----------
Total Expenses:                                         161,379    206,392         179,350      748,241

                                                      ---------- ----------      ----------  -----------
Net loss                                              $(159,649) $(145,737)      $(149,587)  $ (640,771)
                                                      ========== ==========      ==========  ===========

Net loss per share - basic and diluted                $  ($0.01) $  ($0.01)      $  ($0.01)  $   ($0.03)
                                                      ========== ==========      ==========  ===========

Weighted average number of common shares outstanding
     - basic and diluted                              22,796,225 21,064,294      22,070,417  21,048,909
                                                      ========== ===========     ==========  ===========

                 See accompanying notes to financial statements

                               Corpfin.com, Inc.
                            Statements of Cash Flows
                                  (Unaudited)

                                                                     ---------------------  ---------------------
                                                                         For the Nine            For the Nine
                                                                         Months Ended            Months Ended
                                                                      September 30, 2003      September 30, 2002
                                                                     ---------------------  ---------------------

Operating activities:
Net loss from operations                                             $           (149,587)  $           (640,771)
Adjustments to reconcile net loss to net cash used
       in operating activities:
          Depreciation and amortization                                             4,065                 22,453
          Issuance of stock for services                                                                 175,000
          Retirement of stock issued to managers                                 (250,000)
          Net changes in operating assets and liabilities
             Advances to employees                                                (12,355)               (41,250)
             Accounts receivable - commissions                                      6,105                  1,039
             Prepaid expenses                                                                              5,500
             Accounts payable and accrued expenses                                 (3,671)                (2,748)
                                                                     ---------------------  ---------------------
Net cash used in operating activities                                            (405,443)              (480,777)

Investing activities:
Purchase of computer equipment                                                                               (65)
Reduction in rental deposit                                                        33,190                  3,229
                                                                     ---------------------  ---------------------
Net cash provided by investing activities                                          33,190                  3,164

Financing activities:
Additions to paid in capital                                                       42,500                465,000
Sale of stock                                                                     328,500                   -
                                                                     ---------------------  ---------------------
Net cash provided by financing activities                                         371,000                465,000

Decrease in cash and cash equivalents                                              (1,253)               (12,613)
Cash and cash equivalents at beginning of period                                   98,735                104,682
                                                                     ---------------------  ---------------------
Cash and cash equivalents at end of period                           $             97,482   $             92,069
                                                                     =====================  =====================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                             $               -      $               -
                                                                     =====================  =====================

Non-cash capital  (reductions) contributions                         $           (250,000)  $            175,000
                                                                     =====================  =====================



                 See accompanying notes to financial statements

                        Notes to the Financial Statements

                               September 30, 2003


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

In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market under the symbol "CPFN". In February 2003 the application was approved and the company subsequently was assigned the symbol "CFNC". The stock began trading on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. in May 2003.

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

Property and Equipment

At September 30, 2003 property and equipment consisted of the following:

                                   Useful Life
                                   -----------
         Furniture                  5 Years                $      1,829
         Telephone equipment        5 Years                      19,990
         Computer equipment         3 Years                      68,215
                                                           -------------
                                                                 90,034
         Accumulated depreciation                                86,105
                                                           -------------
                                                           $      3,929
                                                           -------------


Related Party Transactions

For the nine month period ended September 30, 2003 and 2002 respectively, the company earned $23,950 and $106,635 in commissions for retail brokerage services. All 2003 commissions earned were from related parties. In 2002, $102,268 was from related parties.

2. ADVANCES TO EMPLOYEES

During 2001, we advanced a total of $15,000 to Eric Smothers, a salesman, and $14,950 to Jimmy B. Holton, our former president. The advances to Mr. Smothers are against future commissions and will be deducted as he earns such commissions. The advances to Mr. Holton were being repaid through payroll deductions while he was serving as president and through deductions from fees owed to him as a consultant thereafter. Through December 31, 2002, we advanced a total of $60,000 to Mr. Smothers, $2,150 to Mr. Holton and $1,300 to Ms. Amy Hanson, an executive assistant and receptionist. The advances to Mr. Smothers and Mr. Holton were under the same terms as the prior advances. The advance to Ms. Hanson was repaid in full through payroll deductions. All advances made to employees were interest free. As of September 30, 2003, the current amount outstanding for all advances is $91,000.

3.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the nine month periods ended September 30, 2002 and 2003 respectively, was $67,200 and $67,053.

On May 7, 2003, the Company entered into a one year service agreement with Regus Business Centre Corp., Purchase, New York for office space at 555 North Point Center East, Alpharetta, GA. The service agreement also includes telephone services. Under this agreement the company is obligated to pay a minimum of $8,056 per month.


4.  SHAREHOLDERS EQUITY

During the nine month period ended September 30, 2003, the Company sold 492,900 shares of common stock for $328,500, or an average price of $.67 per share. Of the total shares sold, 50,200 were purchased by JP Carey Enterprises, Inc, and 442,700 were purchased by JP Carey Asset Management, LLC, both existing shareholders.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For the nine month period ended September 30, 2002, our revenue totaled $107,470. We received $835 in interest income and $106,635 from our retail brokerage operations, $102,268 of which was earned from related parties.

         For the nine month period ended September 30, 2003 we earned revenue of $29,763, a decrease of $77,707 from the same period for the prior year. We earned $5,000 from consulting services, $813 in interest income, and $23,950 through our retail brokerage operation. All brokerage revenue was earned from related parties. The decline in brokerage revenue was the result of less trading activity by these related parties over the same period last year.

         For the nine month period ended September 30, 2002, our expenses totaled $748,241. Of this amount, $356,813 (approximately 48 % of total expense) was used for professional services. Professional service expenses included $175,000 for stock issued and recorded as expense in January 2002, representing the value of consulting services provided by eSAFETYWORLD, Inc. We also paid $99,721 for the consulting services of Jimmy Holton during this period. Legal expenses incurred during the period totaled $39,800, accounting services $19,000, and other expenses associated with our registration totaled $11,783. We also paid $9,266 in commissions to Fiserv, our clearing agent, for the execution of brokerage transactions and incurred other miscellaneous professional services totaling $2,243.

         For the nine month period ended September 30, 2002 our compensation and benefit expense totaled $202,686 or approximately 27 % of total expense. Rent totaled $67,200 or approximately 9%. Other expenses included data processing charges of $29,219, communication expense of $25,301, license and registration expenses of $22,788, depreciation & amortization of $22,453 and insurance expense of $7,684. All other categories of expense totaled $14,097 for this period.

         For the nine month period ended September 30, 2003 we recorded a reduction to our expenses of $250,000 reflecting a reversal of the cost recorded in 2001 for the issuance of 200,000 shares of common stock to a consultant, Jimmy Holton, at $1.25 per share. This stock award was granted to Mr. Holton as part of his compensation for services to be provided to the company over a long term period. During the last month of 2002 Mr. Holton became unable to fulfill his obligations under our agreement and the stock grant was canceled. We allowed Mr. Holton several months to reinitiate his efforts on our part but he has been unable to do so. Management believes it is appropriate to reflect this change in circumstances in our report and adjust our financial statements accordingly. This adjustment is a non-cash transaction.

         For purposes of this management discussion and analysis in reviewing the results of operations for the nine month period ended September 30, 2003, we have excluded the $250,000 expense adjustment described above in our total expense. This will facilitate a more reasonable comparison of the results of operations for the nine month periods ended September 30, 2002 and 2003.

         Accordingly, excluding the $250,000 reduction in expense, for the nine month period ended September 30, 2003 total expense was $429,350. This represents a reduction of $318,891 in total expense when compared to the same period for the prior year.

          Our total expenses for the period ended September 30, 2003 included $244,080 for employee compensation and benefits, an increase of $41,394 verses the same period in 2002. This increase is due to the addition of Jose Auffant, our Executive Vice President and General Counsel to our staff payroll. Mr. Auffant had previously been on the payroll of J. P. Carey Enterprises, Inc., a related company.

         Professional services expense totaled $61,009 for the nine month period ended September 30, 2003, a decrease of $295,804 verses the same period in the prior year. In January 2002 we had expensed $175,000 in professional services for the consultation of eSAFETYWORLD, Inc. This contract was completed in 2002 and no charges were recorded for similar services in 2003. This accounted for approximately 59 % of the reduction in professional services expense of $295,804. Professional services expense also included decreases in legal costs of $26,800, and consulting fees of $99,721. Consulting fees decreased due to the termination of our relationship with Jimmy Holton. Accounting expense increased by $7,000 in 2003, to $26,000, due primarily to an increase in the cost of reviewing our periodic filings with the SEC. We also included in professional services costs incurred in engaging a Qualified Independent Underwriter, a regulatory requirement imposed by the NASD, in conjunction with our SEC registration process. We incurred $15,000 of such expenses during the nine month period ended September 30, 2003. For the same period in 2002 we had incurred only $7,876 in this category, an increase of $7,124.

          Commission expense paid to Fiserv, our clearing firm, declined to $4,956 in 2003 from $9,266 in 2002, a decrease of $4,310, due primarily to lower trading activity. Costs for other professional services also declined in 2003 by $4,097, to $2,053. This included a decrease in the cost of Edgarization of our SEC filing of $2,486.

         Depreciation and amortization expense decreased from $22,453 for the nine month period ended September 30, 2002 to $4,065 for the same period in 2003, a reduction of $18,388. This was due primarily to the final amortization of our website in early 2002 with no comparable expense recognized in 2003.

         License and registration expense decreased from $22,788 in 2002 to $2,195 in 2003 due primarily to a reduction in the number of states in which we registered to do business as a broker dealer. We reduced the registrations from 48 states to 30.

         Our data processing expense also decreased to $26,250 in 2003 from $29,219 in 2002, a reduction of $2,969 due to the elimination of an outside vendor no longer needed.

         Insurance expense during the first nine months of 2003 decreased by $6,018 verses the same period in 2002. Our 2002 expense included $7,472 representing the amortization of our Director and Officer liability insurance policy. In 2003 we did not incur this expense. We have been unable to obtain new coverage for this risk at an acceptable price. We are continuing to search for affordable coverage. Our 2003 expense included $1,500 for new property & casualty coverage purchased in conjunction with relocating to a new office location. We did not incur this cost in 2002.

Our communications expense declined by $16,921, from $25,301 for the nine months ended September 30, 2002 to $8,380 for the same period in 2003. This was due primarily to a change in our telephone vendors and the consolidation of telephone and high-speed data service providers.

         Travel and entertainment declined by $4,113 to $1,134 for the nine months ended September 30, 2003. This was due to less travel activity.

         Advertising expense totaled $5,275 for the nine months ended September 30, 2003. We incurred no advertising expense during the same period in 2002. The 2003 expenditure was made in conjunction with our efforts to list our common stock on the OTCBB.

          Other miscellaneous expenses decreased from $8,850 in 2002 to $8,243 in 2003.

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

         For the nine month period ended September 30, 2002 we used net cash of $480,777 in operations. Of total cash used, $181,813 was disbursed for professional services including $99,721 for the consulting services of Jimmy Holton, $39,800 for legal services, and $19,000 for accounting services. We also disbursed $202,686 for compensation and benefits, $67,200 for rents, $41,250 for additional employee advances, and $29,219 for data processing services. Changes in operating assets and liabilities, and depreciation & amortization contributed $26,244 to cash flows. We also incurred a non-cash expense of $175,000 for the consulting services of eSAFETYWORLD, Inc. During the same period, we received $465,000 in additional contributions to capital from J.P. Carey Enterprises, Inc., a related party.

         For the nine month period ended September 30, 2003 we used net cash of $405,443 in operations. Of total cash used, $244,080 was disbursed for compensation and benefits, $61,009 for professional services including $26,000 for accounting service, $15,000 for the services of I-Bankers Securities Inc., Irving, Texas, and $13,000 for legal services. We also disbursed $35,800 for rents, $26,250 for data processing services, $12,355 for advances to employees, $5,275 for advertising services, and $6,443 for communications. Changes in operating assets and liabilities, and depreciation & amortization contributed $6,499 to cash flows. We also reduced our office rental deposit by $33,190 in lieu of cash payments for rent. During the period, we sold common stock totaling $328,500 and received $42,500 in additional contributions to capital from J.P. Carey Enterprises, Inc., a related party.

         At September 30, 2003, we had unrestricted cash of $98,735. Without additional capital contributions or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis. This capital would be requested from our founding shareholders but they are under no obligation to provide it, and we have no other sources of committed debt or equity financing.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2003, the Company sold 492,900 shares of common stock for $328,500.00, or an average price of $.67 per share. Of the total shares sold, 50,200 were purchased by J. P. Carey Enterprises, Inc, and 442,700 were purchased by J. P. Carey Asset Management, LLC, both of whom are existing shareholders. The Company also received cash contributions to additional paid in capital from J. P. Carey Enterprises, Inc. of $42,500. The Company also canceled 200,000 shares of common stock previously issued to Jimmy
B. Holton. These shares were issued in October 2001 and recorded at a cost of $1.25 per share.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On May 10, 2003 the Company relocated its office to 555 North Point Center East, 4th Floor, Alpharetta, GA 30022.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

     Exhibit #                                             Description
     ---------                                             -----------
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

                     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         CORPFIN.COM, INC.
                                                         Registrant



                                                         -----------------------
                                                         John C. Canouse
                                                         Chief Executive
                                                         Officer, President
                                                         and Chairman
                                                         Date: November 10, 2003

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                         -----------------------
                                                         Jose A. Auffant
                                                         Executive Vice
                                                         President, Secretary
                                                         and Director
                                                         Date: November 10, 2003

                                                         -----------------------
                                                         Jimmie N. Carter
                                                         Executive Vice
                                                         President and Chief
                                                         Financial Officer
                                                         Date: November 10, 2003


                                                         -----------------------
                                                         Joseph P. Tabback
                                                         Executive Vice
                                                         President, Trading
                                                         Manager and Director
                                                         Date: November 10, 2003

                                                         -----------------------
                                                         Janet L. Thompson
                                                         Executive Vice
                                                         President, Chief
                                                         Compliance Officer and
                                                         Director
                                                         Date: November 10, 2003