Form 10KSB
period 2003-12-31
CORPFIN COM INC /DE/
filed 2004-03-26
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        Commission File Number 333-74396


                                CORPFIN.COM, INC.


                 (Name of Small Business Issuer in Its Charter)


          Delaware                                       58-2451191
 ------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)



555 North Point Center East, 4th Floor
       Alpharetta, GA 30022                            (678) 366-5019
----------------------------------------         ---------------------------
(Address of Principal Executive Offices)         (Issuer's Telephone Number,
                                                     Including Area Code)




           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2003 were $31,899.

The number of shares of Common Stock of the issuer outstanding as of March 26, 2004 was 24,183,546.


                                TABLE OF CONTENTS
                                                                 Page No.

           Forward-Looking Statements                                3

PART  I

Item 1.    Description of Business                                   4
Item 2.    Description of Property                                   9
Item 3.    Legal Proceedings                                         9
Item 4.    Submission of Matters to a Vote of Security Holders       9

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                                   9
Item 6.    Management's Discussion and Analysis or Plan of
           Operations                                               12
Item 7.    Financial Statements                                     17
Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                      28
Item 8.a.  Controls and Procedures                                  28

PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a)
           of the Exchange Act                                      28
Item 10.   Executive Compensation                                   30
Item 11    Security Ownership of Certain Beneficial Owners
           and Management And Related Stockholder Matters           32
Item 12    Certain Relationships and Related Transactions           34
Item 13    Exhibits and Reports Filed On Form 8K                    35
Item 14    Principal Accountant Fees and Services                   36
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

                                     PART I

ITEM 1.  Business

General

Corpfin.com, Inc. was incorporated in Delaware on April 26, 1999. We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of the National Association of Securities Dealers, Inc. ("NASD").

We specialize in arranging private placements and other financings for public companies. We also provide a limited range of other corporate finance functions, including business consulting, merger and acquisition services and retail brokerage services. We anticipate that most of our future revenues will come from our investment banking and corporate finance activities even though we have relied heavily on revenues from retail brokerage activities with related parties since January 2001. Our principal source of fees in the future is expected to come from commissions associated with completed financings and to a lesser extent from commissions on trading activities and fees derived from consulting services if we are successful in implementing our business plan, of which there are no assurances.

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

During 2001 we continued to pursue our Internet marketing and lead generation strategy to develop business but we also began to utilize more traditional methods. This included contacting potential issuers and investors directly by telephone or personal meetings. These potential issuers and investors were either in our new client database or referrals from other broker-dealers and professional firms, fellow participants in industry trade shows and meetings, or contacts made through unsolicited sales calls. We also began offering financial consulting services to prospective clients. In January 2004, we increased our emphasis on the more traditional approach to our business. The Company hired James P. Canouse, Scott C. Martin, and Jeffrey M. Canouse to initiate a more traditional marketing program for private placement transactions. They had previously worked for J.P. Carey Securities, Inc., a related party. Collectively, in 2003, they generated more than $2,000,000 in commission revenue for J.P. Carey Securities, Inc. As an incentive to join the Company, Mr. Martin was granted 100,000 shares of common stock. The Company also granted 200,000 shares of common stock each to both Mr. James P. Canouse and Mr. Jeffrey M. Canouse.

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

General Transaction Approach

The following processes would be completed by investors, issuers or broker-dealers interested in participating in a private placement through our website:

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


Effect of Net Capital Requirements

As a registered broker-dealer and member of the NASD, Corpfin is subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered brokers-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

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

As of December 31, 2003, our minimum net capital requirement for Corpfin was $100,000.

During the eight month period ended August 31, 2003, on several occasions, we violated the "early warning" provisions of the Uniform Net Capital Rule. This rule requires a registered broker dealer to report its net capital position to the SEC and the NASD if net capital falls below 120% of its minimum requirement. We complied with this requirement on each occasion when our net capital fell below 120% of our minimum. Thereafter, within one week of the violation, we acquired additional capital from an existing shareholder.

In December, 2003 we implemented the new SEC accounting procedure for the allocation of certain Corpfin.com, Inc. expenses shared with related companies J.P. Carey Securities, Inc. and J.P. Carey Asset Management, LLC. This accounting procedure requires broker dealers to charge related companies a proportionate amount, or share, of expenses incurred by the broker dealer when a benefit accrues to the related company. Subsequently, when we reported our December 31, 2003 financials to the NASD, we included $13,049 of accounts receivable due from related companies as allowable assets in the computation of our capital position. In late January 2004 the NASD and the SEC advised us that these receivables were not allowable assets and required us to file an amended FOCUS report for the period ended December 31, 2003. As a result of this error our capital fell below the 120% level and we were in violation of the "early warning" provisions discussed above. We corrected this capital shortage on January 30, 2004.

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

Employees

At December 31, 2003, we employed six persons, four of whom were full-time employees. None of our employees are covered by a collective bargaining agreement. Future increase in the number of employees will depend upon the growth of our business and the compensation arrangements of those employees. Our registered employees are required to take examinations administered by the NASD and state authorities in order to qualify to perform their job responsibilities and to transact business.

ITEM 2. DESCRIPTION OF PROPERTY.

At December 31, 2003, our principal office was located at 555 North Point Center East, Fourth Floor, Alpharetta, GA 30022. We lease approximately 2,500 square feet of office space at a rental of approximately $98,000 per annum. Our lease provides office space, a shared receiptionist, and local telephone services. This lease expires on May 31, 2004.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceeding as of the date of this document.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the year ended December 31, 2003.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Common Stock, par value $0.001 per share, was initially traded May 2, 2003, on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CFNC". The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by Reuters.Data:

                  Period                             High              Low
         Quarter ended June 30, 2003                 $2.00             $0.10
         Quarter ended September 30, 2003            $0.60             $0.06
         Quarter ended December 31, 2003             $0.25             $0.07

Prices shown are inter-dealer prices with no markup, markdown, or commission. They may not reflect actual transactions.

There were 23,149,546 shares of Common Stock issued and outstanding at December 31, 2003.

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

In October, 2001 the Company issued 200,000 shares of Common Stock to Jimmy B. Holton, consultant to the Company, as part of his compensation for services to be provided. The Company recorded this stock at an issue price of $1.25 per share.

In November, 2001 the Company issued 210,000 shares of Common Stock to eSAFETYWORLD, Inc., as compensation for services provided per a Consulting Agreement dated June 2001. The Company recorded this stock at an issue price of $1.25 per share.

In November, 2001 the Company sold 16,000 shares of Common Stock to J.P Carey Enterprises, Inc. for $20,000.

In December, 2001 the Company issued 350,000 shares of Common Stock to eSAFETYWORLD, Inc., as compensation for services provided per the Consulting Agreement of June 2001. The Company recorded this stock at an issue price of $1.25 per share.

In January, 2002 the Company issued 140,000 shares of Common Stock to eSAFETYWORLD, Inc., as compensation for services provided per the Consulting Agreement of June 2001. The Company recorded this stock at an issue price of $1.25 per share.

In February, 2003 the Company sold 12,800 shares of Common Stock to J.P Carey Enterprises, Inc. for $16,000.

In March, 2003 the Company sold 31,000 shares of Common Stock to J.P Carey Enterprises, Inc. for $38,750.

In April, 2003 the Company sold 6,400 shares of Common Stock to J.P Carey Enterprises, Inc. for $8,000 and 20,800 shares of Common Stock to J.P. Carey Asset Management, LLC for $26,000.

In May, 2003 the Company sold 38,400 shares of Common Stock to J.P. Carey Asset Management, LLC for $48,000.

In June, 2003 the Company sold 92,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $36,000.

In July, 2003 the Company sold 90,500 shares of Common Stock to J.P. Carey Asset Management, LLC for $45,250.

In August, 2003 the Company sold 95,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $47,500.

In September, 2003 the Company sold 106,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $53,000.

In October, 2003 the Company sold 80,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $40,000.

In November, 2003 the Company sold 36,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $18,000.

In December, 2003 the Company sold 76,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $38,000.

In January, 2004 the Company sold 110,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $55,000.

In January, 2004 the Company issued 200,000 shares of Common Stock to John C. Canouse, CEO as part of his compensation for services provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 200,000 shares of Common Stock to James P. Canouse as part of his compensation for services to be provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 200,000 shares of Common Stock to Jeffrey M. Canouse as part of his compensation for services to be provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 100,000 shares of Common Stock to Scott C. Martin as part of his compensation for services to be provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 50,000 shares of Common Stock to Janet L. Thompson, Executive Vice President & Chief Compliance Officer, as part of her compensation for services provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 40,000 shares of Common Stock to Eric W. Smothers as part of his compensation for services provided. The Company recorded this stock at an issue price of $.50 per share.

In February, 2004 the Company sold 24,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $12,000.

In March, 2004 the Company sold 110,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $55,000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

For the year ended December 31, 2003, total revenue was $31,899. Of this amount, $25,826 was received for retail brokerage services provided to related parties. We also received $1,073 in interest income and $5,000 in consulting income. The decrease in revenue of $90,979, or approximately 74% of the prior year's total, was due to a decline in the trading activity of our major institutional clients, the overall decline in the equity markets, and the absence of new institutional accounts.

Expenses

 For the year ended December 31, 2003, we had total net expenses of $367,013 and incurred a net loss of $335,114. During this time period, total net expense was reduced by $496,710, compared with the year ended December 31, 2002 when expenses totaled $863,723.

For the year December 31, 2003, we recorded a reduction to our expenses of $250,000 reflecting a reversal of the cost recorded in 2001 for the issuance of 200,000 shares of common stock to a consultant, Jimmy Holton, at $1.25 per share. This stock award was granted to Mr. Holton as part of his compensation for services to be provided to the company over a three-year period. During December, 2002, Mr. Holton abandoned all positions at Corpfin and therefore was unable to fulfill his obligations as consultant to the company. We allowed Mr. Holton several months to reinitiate his efforts on our part but he failed to do so. The stock grant was subsequently canceled. Management believes it is appropriate to reflect this change in circumstances in our report and adjust our financial statements accordingly. This adjustment is a non-cash transaction.

For purposes of this management discussion and analysis in reviewing the results of operations for the year ended December 31, 2003, we have excluded the $250,000 expense adjustment described above in our total expense. This will facilitate a more reasonable comparison with the results of operations for the year ended December 31, 2002.

Accordingly, excluding the $250,000 reduction in expense, for the year ended December 31, 2003 total expense was $617,013. This represents a reduction of $246,710 in total expense verses the prior year.

Our operating expenses increased in two categories during 2003:

1) Compensation expense increased by $63,700 to $324,548 in 2003. This was a result of the transfer of Jose Auffant, Executive Vice President & General Counsel, from the payroll of J.P. Carey Enterprises, Inc., a related company, to Corpfin on June 1, 2003.

2) Advertising expense totaled $5,275 in 2003. This expenditure was made subsequent to the approval of the Company's common stock registration. Through publication of certain information about Corpfin, we were able to efficiently comply with the "Blue Sky" regulations of various states which would facilitate public trading of the stock.

Our operating expenses declined in all other expense categories:

Professional service expense, which includes expenses for consulting, legal, accounting, and clearing services, was reduced from $371,538 in 2002, to $146,335 in 2003 as follows:.

During 2002, we recognized $175,000 in expense associated with a consulting agreement with eSAFETYWORLD, Inc. In 2003, we had no additional expense under the consulting agreement.

Our expenses for consulting services, part of the professional services expense category, declined from $99,750 in 2002, to $91,000 in 2003. During 2002, we recognized $99,750 in expense paid to Jimmy Holton, a consultant. We did not use the services of Mr. Holton in 2003. We did record $91,000 in consulting service expense in 2003. This charge represented the cumulative value of commission advances previously granted to Eric Smothers, a sales representative, in recognition of his past service to the company.

Our Legal expense declined from $55,176 in 2002, to $28,000 in 2003. This was due to a reduction in the need for legal services after the final approval of our registration filing.

Our cost for Accounting services increased from $21,490 in 2002, to $26,000 in 2003. This was due primarily to the expense of quarterly reviews of our financial statements and regulatory filings by our outside accounting firm.

During 2003, we received an expense credit of $7,338 from Fiserv, our clearing firm, for previous charges made in error to our account. This resulted in a net clearing expense of $1,335 for 2003. In 2002 we had incurred expenses of $12,019, a net reduction of $10,684.

In 2002, we had reported other professional service expense of $8,103. We incurred no such expenses in 2003.

Other operating expenses included the following:

Depreciation and amortization expense was reduced by $18,684, from $23,769 in 2002, to $5,085 in 2003. This was due primarily to the aging of our fixed assets and the final amortization of leasehold improvements made in our previous office space.

Travel and entertainment expense was reduced by $3,996, from $5,305 in 2002, to $1,309 in 2003. The reduction in travel expense was the result of fewer trips by staff members due to the broad decline in market interest in new equity issues caused, in part, by the depressed market prices for equities in general.

Communication expense was reduced by $21,513 from $27,398 in 2002, to $5,885 in 2003. This was primarily due to the combination of our office facilities with JP Carey Enterprises, Inc., JP Carey Asset Management, LLC, and JP Carey Securities, Inc., all related companies.

Insurance expense declined $5,214 from $7,745 in 2002, to $2,531 in 2003. In late 2001 we changed the level of loss retention and coverage on our policies. This provided savings of approximately $2,500 during both 2002 and 2003. In addition, our liability policy expired during 2002 and we were unable to obtain new coverage. We are continuing to pursue new liability insurance coverage but are discouraged by our results. The general market for this coverage is poor due to the failure of several large public companies. Further, since we have a limited operating history and participate in the financial services industry, coverage is even more difficult to obtain at reasonable premiums. The inability to obtain a new liability policy in 2003 contributed approximately $2,700 to our expense reduction.

Other expense was reduced by $1,115 from $9,978 in 2002, to $8,863 in 2003. This expense account included the write off of $3,645 due the Company by Jimmy Holton. This represents an advance made to him during his employment which we were unable collect upon the termination of his services.

Rent expense was reduced by $16,752, from $88,639 in 2002, to $71,887 in 2003. This was also due to the combination of our office facilities with JP Carey Enterprises, Inc., JP Carey Asset Management, LLC, and JP Carey Securities, Inc., all related companies.

Data processing expense decreased by $3,257 from $37,228 in 2002, to $33,971 in 2003. This decrease was primarily due to the elimination of outside vendors no longer needed by the company.

License & registration expense decreased by $19,951, from $31,275 in 2002 to $11,324 in 2003. Beginning in January, 2003, the Company substantially reduced the number of states in which it is registered as a securities dealer. This was the primary reason for the lower expense incurred in 2003.

The Company has incurred an operating loss of $740,845 and $335,114 during the years ended December 31, 2002 and 2003, respectively, and has no state or federal income tax obligation. The Company has no significant deferred tax effects from temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2003 other than net operating loss carryforwards. The Company has net operating loss carryforwards of approximately $5,060,000 at December 31, 2003, which will expire in years beginning in 2019. No tax benefit has been recorded related to the net operating loss, as a full valuation allowance has been recorded against the approximate net deferred tax asset of $1,771,000 related to these carryforwards.

Liquidity

To date, all of Corpfin's financial resources have been provided by its founding investors and related parties, who have no obligation to provide additional funds. Corpfin does not have any credit facilities or other contractual commitments for debt or equity financing. No assurances can be given that financing will be available. We believe that current market conditions may make discretionary drawdown lines of credit or a similar equity infusion the most probable facility that may be available if our Common Stock begins to trade at sufficient volumes. Drawdowns under those types of facilities, if one can be obtained at all, will likely be at a price that will reflect a discount to the market value of our shares. However, no assurances can be given that we will be successful in obtaining an equity facility or any other form of financing.

We had $90,174 of unrestricted cash at December 31, 2003, a decrease of $8,561 verses the same date in 2002.

We do not have any material commitments for capital expenditures for any future date.

Operating Activities

For the year ended December 31, 2003, net cash used in operating activities was $475,561 as compared to net cash used by operating activities of $580,248 for the year ended December 31, 2002.

Cancellation of Common Stock issued for services resulted in a non-cash expense reduction of $250,000 for the year ended December 31, 2003. For the year ended December 31, 2002, we had recorded a non-cash expense for service of $175,000 in conjunction with our agreement with eSAFETYWORLD, Inc.

Depreciation and amortization resulted in a non-cash charge of $5,085 and $23,769 for the years ended December 31, 2003 and December 31, 2002, respectively.

We amortized $5,500 of prepaid insurance expense during the year ended December 31, 2002. This resulted in a non-cash expense of $5,500. No prepaid insurance was amortized in 2003.

We issued additional advances to employees of $16,000 during 2003. In addition, we recorded an expense of $91,000, representing the cumulative value of advances made to Eric Smothers, a sales representative, in recognition of his past service to the Company. The Company also recorded expense of $3,645 representing the unpaid balance due of advances made to Jimmy B. Holton, a former employee and consultant to the company. No advances were expensed in 2002.

Accounts receivable increased by $6,944 and accounts payable decreased by $422 during the year ended December 31, 2003. This resulted in the use of $7,366 of cash. Accounts receivable increased by $3,204 and accounts payable increased by $2,932 during the year ended December 31, 2002. This resulted in the use of $272 of cash.

We utilized $33,189 of our rental deposit to pay our lease in our previous office space during 2003. This produced a cash savings. In 2002, we had utilized $12,915 of our office rental deposit for the same purpose.

We purchased $65 of new equipment during 2002. No equipment was purchased during 2003.

Financing Activities

For the year ended December 31, 2003, net cash provided by financing activities was $467,000 as compared to $574,300 for the year ended December 31, 2002.

During 2003 we received $42,500 in additional contributions to capital from J.P. Carey Enterprises, Inc., a related party. We also sold common stock to J.P. Carey Asset Management LLC, a related party and an accredited investor, totaling $424,500. In 2002, we had received $574,300 in additional contributions to capital from J.P. Carey Enterprises, Inc.

Cash Used In Operations

At December 31, 2003, we had unrestricted cash of $90,174. Without additional capital contributions or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis. This capital would be requested from our founding shareholders but they are under no obligation to provide it, and we have no other sources of committed debt or equity financing.

If we are unable to obtain financing, or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. We are not currently seeking such business opportunities and, therefore, have not entered into any preliminary negotiations or agreements with any company or agent at this time.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 7. FINANCIAL STATEMENTS.

                                Corpfin.com, Inc.

                              Financial Statements

                     Years ended December 31, 2003 and 2002

                                    CONTENTS

Report of Independent Auditors                               18

Balance Sheet                                                19

Statements of Operations                                     20

Statement of Shareholders' Equity                            21

Statements of Cash Flows                                     22

Notes to Financial Statements                                23

                         Report of Independent Auditors'

To the Board of Directors and Shareholders
Corpfin.com, Inc.

We have audited the accompanying balance sheet of Corpfin.com, Inc. as of December 31, 2003 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corpfin.com, Inc. at December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles enerally accepted in the United States.

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

                                                Sherb & Co., LLP
                                                Certified Public Accountants
New York, New York
February  19, 2004

                                Corpfin.com, Inc.
                                  Balance Sheet
                                December 31, 2003


Assets

Current assets:
 Cash                                                        $    90,174
 Restricted cash                                                  35,000
 Accounts receivable due from related parties                     13,049
                                                               ---------
Total current assets                                             138,223

Furniture and equipment, net                                       2,909

Total assets                                                 $   141,132
                                                               =========

Liabilities and shareholders' equity

Current liabilities:
 Accounts payable                                            $    10,589
                                                               ---------
Total current liabilities                                         10,589

Shareholders' equity:
 Convertible preferred stock, Series A, $.001
  par value; 35 shares authorized, no shares
  outstanding                                                       -
 Convertible preferred stock, Series B, $.001
  par value; 2,500,000 shares authorized, no
  shares outstanding                                                -
 Convertible preferred stock, Series C, $.001
  par value; 1,000 shares authorized, no shares
  outstanding                                                       -
 Common stock, $.001 par value; 95,000,000 shares
  authorized, 23,149,546 issued and outstanding                   23,150
 Additional paid-in capital                                    5,246,699
 Accumulated deficit                                          (5,139,306)
                                                              -----------
Total shareholders' equity                                       130,543
                                                              -----------
Total liabilities and shareholders' equity                   $   141,132
                                                              ===========

                 See accompanying notes to financial statements

                                Corpfin.com, Inc.

                            Statements of Operations

                                               For the Years Ended December 31,
                                                    2003                2002
                                              -----------------    ------------
Revenues:
 Fee income and commissions
  (Related party transactions
  2003 - $25,826;  2002 - $120,079)          $      25,826       $    121,852
 Interest Income                                     1,073              1,026
 Other income                                        5,000               -
                                              -------------         ---------
Total revenues                                      31,899            122,878

Expenses:
 Compensation and benefits                         324,548            260,848
 Return of stock issued for services              (250,000)              -
 Advertising expense                                 5,275               -
 Depreciation & amortization                         5,085             23,769
 Communications                                      5,885             27,398
 Insurance expense                                   2,531              7,745
 Other expenses                                      8,863              9,978
 Rent expense                                       71,887             88,639
 Professional service expense                      146,335            371,538
 Licenses & registrations                           11,324             31,275
 Travel & entertainment                              1,309              5,305
 Data processing expense                            33,971             37,228
                                              -------------       -----------
Total expenses:                                    367,013            863,723
                                              -------------       -----------
Net loss                                     $    (335,114)      $   (740,845)
                                              =============       ===========

Net loss per share - basic and diluted       $       (0.02)      $      (0.04)
                                              =============       ===========

Weighted average number
of common shares outstanding
     - basic and diluted                        22,322,307         21,052,787
                                              =============       ============

                 See accompanying notes to financial statements

                                Corpfin.com, Inc.
                        Statement of Shareholders' Equity



                                                                   Convertible         Convertible
                                          Common Stock          Preferred Stock A   Preferred Stock B
                                    --------------------------  ------------------  --------------------
                                      Shares         Amount      Shares   Amount     Shares      Amount
                                    ------------   -----------  ------------------ -----------   ------
Balance, December 31, 2001           20,924,294  $     20,924     20     $  -       600,000     $   600

 Common stock issued for services       140,000           140      -        -           -          -
 Capital contributions                     -             -         -        -           -          -
 Net loss                                  -             -         -        -           -          -
                                    ------------   -----------  -----    --------- -----------   ------
Balance,December 31, 2002            21,064,294        21,064     20        -       600,000         600

 Common stock issued for services      (200,000)         (200)     -        -           -          -
 Conversion of preferred stock             -             -       (20)       -      (600,000)       (600)
 Common stock issued for
  conversion of preferred stock       1,600,352         1,600      -        -           -          -
 Issuance of common stock               684,900           686      -        -           -          -
 Capital contributions                     -             -         -        -           -          -
 Net loss                                  -             -         -        -           -          -
                                    ------------   -----------  -----    --------- -----------   ------
Balance,December 31, 2003            23,149,546  $     23,150      -     $  -           -       $  -
                                    ============   ===========  =====    ========= ===========   ======

                                   See accompanying notes to financial statements


                                          Convertible            Additional                        Total
                                      Preferred Stock C           Paid-In        Accumulated    Shareholders'
                                      Shares          Amount       Capital       (Deficit)         Equity
                                    ------------   -----------  ------------    -----------   ----------------
Balance, December 31, 2001                  100  $       -     $ 4,282,025     $(4,063,347)   $    240,202

 Common stock issued for services          -             -         174,860            -            175,000
 Capital contributions                     -             -         574,300            -            574,300
 Net loss                                  -             -            -           (740,845)       (740,845)
                                    ------------   -----------  -----------     -----------    -----------
Balance,December 31, 2002                   100  $       -     $ 5,031,185     $(4,804,192)   $    248,657

 Common stock issued for services          -             -        (249,800)           -           (250,000)
 Conversion of preferred stock             -             -      (2,049,371)           -         (2,049,971)
 Common stock issued for
  conversion of preferred stock            -             -       2,048,371            -          2,049,971
 Issuance of common stock                  -             -         423,814            -            424,500
 Capital contributions                     -             -          42,500            -             42,500
 Net loss                                  -             -            -           (335,114)       (335,114)
                                    ------------   -----------  -----------     -----------    -----------
Balance,December 31, 2003                  -     $       -     $ 5,246,699     $(5,139,306)   $    130,543
                                    ============   ===========  ===========     ===========    ============

                                                 See accompanying notes to financial statements             -


                                Corpfin.com, Inc.
                            Statements of Cash Flows


                                                         For the Year Ended
                                                            December 31,
                                                       2003           2002
                                                    ------------- ------------
Operating activities:
Net Loss                                          $ (335,114)     $ (740,845)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation and amortization                         5,085          23,769
 Stock issued for services                          (250,000)        175,000
 Expense employee advances                            94,645            -
Net changes in operating assets and liabilities
 Accounts receivable                                  (6,944)         (3,204)
 Advances to employees                               (16,000)        (56,250)
 Decrease in prepaid insurance                          -              5,500
 Purchase of equipment                                  -                (65)
 Reduction in rental deposit                          33,189          12,915
 Accounts payable                                       (422)          2,932
                                                   ---------       ---------
Net cash used in operating activities               (475,561)        (38,172)

Financing activities:
Issuance of common stock                             424,500            -
Capital contributions                                 42,500         574,300
                                                   ---------       ---------
Net cash provided by financing activities            467,000         574,300

(Decrease) increase in cash and cash equivalents      (8,561)        536,128
Cash and cash equivalents at beginning of period      98,735         104,683
                                                   ---------       ---------
Cash and cash equivalents at end of period        $   90,174      $  640,811
                                                   =========       =========


Supplemental disclosure of cash flow information:

Cash paid during the period for interest          $     -         $     -
                                                   =========       =========
Non-cash capital contributions                    $ (250,000)     $  175,000
                                                   =========       =========

                 See accompanying notes to financial statements

                                Corpfin.com, Inc.
                        Notes to the Financial Statements

                                December 31, 2003

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

Basis of Presentation

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtains additional capital or generates additional revenue. The Company's management has indicated it would seek additional capital through the sale of securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market under the symbol "CPFN". In February,2003, the application was approved and the Company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003.

The financial statement do not include any adjustment to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results may differ from those estimates, and such differences may be material to the financial statements.

Revenue Recognition

Commission income, excluding income earned through retail brokerage operations, is recognized on a cash basis, which is the day payment is made to the Company. Commission income earned through retail brokerage operations is recognized on a trade date basis.

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less.

Restricted Cash

The Company is required to keep a $35,000 deposit with its clearing broker. This restricted cash has been segregated on the balance sheet.

Furniture and Equipment

Furniture and equipment are stated at cost, net of accumulated depreciation of $87,125, at December 31, 2003. Furniture and equipment is depreciated on a straight-line basis over their estimated uselful lives.

Capitalized Software

Costs associated with the development and maintenance of the website were accounted for in accordance with AICPA Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." Costs associated with the design of the website were expensed as incurred. Costs associated with constructing the website were capitalized and expensed using a straight line method over a two year period from the date incurred. Costs totaling $226,564 were capitalized through the year ended December 31, 2001. Amortization expense for the year ended December 31, 2002 was $15,092. The website became fully amortized during year ended December 31, 2002.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its employee stock options and employee stock purchase warrants because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("SFAS 123") and SFAS 148, ACCOUNTING FOR STOCK BASED COMPENSATION TRANSITION AND DISCLOSURE, an amendment of SFAS 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options or stock purchase warrants equals or exceeds the market price of the underlying stock on the date of grant no compensation expense is recognized.

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

Furniture and equipment

At December 31, 2003 furniture and equipment consisted of the following:

                                   Useful Life
         Furniture                    5 Years         $    1,829
         Telephone equipment          5 Years             19,990
         Computer equipment           3 Years             68,215
                                                       ---------
                                                          90,034
         Accumulated depreciation                         87,125
                                                       ---------
                                                      $    2,909
                                                       =========

Related Party Transactions

During the year ended December 31, 2002, the Company's commission revenue totaled $121,852. It earned $120,079, or approximately 99%, of this amount from employees, family members and affiliated companies. For the year ending December 31, 2003 earned retail brokerage trading commissions totaled $25,826 from the same parties. The Company also recorded revenue and accounts receivable of $13,049 from affiliated companies in conjunction with the SEC shared service accounting procedures implemented in December 2003.

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

Net operating loss carryforwards totaled $5,060,000 at December 31, 2003. The net operating loss carryforwards will begin to expire in the year 2020 if not utilized. No tax benefit has been recorded related to the net operating loss as a full valuation allowance has been recorded against the approximate net deferred tax asset of $1,771,000 related to these carryforwards. During the year ended December 31, 2003, the valuation allowance increased by approximately $538,000.

4. SHAREHOLDERS' EQUITY

On June 1, 2001, the Company engaged eSAFETYWORLD, Inc. to provide the Company with strategic planning and management consulting services as well as administrative support services. The Company agreed to issue eSAFETYWORLD 700,000 shares of the Company's Common Stock in compensation for these services, 560,000 of which were issued in 2001. During the year ended December 31, 2002, the remaining 140,000 shares were issued and deposited in an escrow account in connection with the services rendered by eSAFETYWORLD. Compensation expense of $175,000 has been recorded in 2002 to reflect this issuance. For financial reporting purposes the shares issued were valued at $1.25 per share, the price at which shares were sold to independent investors during 2001.

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

During the year ended December 31, 2003, the Company rescinded a stock grant to Jimmy Holton, a former employee and consultant to the company, for 200,000 shares of common stock. The stock was issued as part of Mr. Holton's compensation for services. He failed to fulfill his obligations under our agreement.

As of December 31, 2003, stock options outstanding totaled 775,000 with a weighted average exercise price of $1.25. At December 31, 2003, 516,667 stock options were exercisable. During the year 225,000 options were canceled.

On February 7, 2002, the Company's board of directors authorized a 1-for-2.5 reverse stock split of the Company's $.001 par value common stock. All references in the accompanying financial statements and notes, to the number of common shares and per-share amounts, have been restated to give effect to the reverse stock split.

On April 14, 2003 the holders of Series A, B, and C Preferred Stock elected to convert their preferred shares to common stock. Series A preferred stock, which had non-dilutive rights equivalent to 4% of the common shares outstanding, was converted to 900,352 shares of common stock. Series B preferred stock was converted to 600,000 shares of common stock. Series C preferred stock was converted to 100,000 shares of common stock. The outstanding capital stock of the Company now consists entirely of common stock.

During the year ended December 31, 2003, the Company sold 50,200 shares of common stock to J.P. Carey Enterprises, Inc., a related company, for $62,750. The Company also sold 634,700 shares of common stock to J.P. Carey Assets Management, LLC, a related company, for $361,750.

The fair value of options was estimated at the date of grant using the Black Scholes option priciing model. Based upon the results of this analysis, it was determined that no expense should be recognized on the financial statements of the Company

5. ADVANCES TO EMPLOYEES

During 2001, we advanced a total of $15,000 to Eric Smothers, a sales representative, and $14,950 to Jimmy B. Holton, a former employee and consultant to the Company. The advances to Mr. Holton were being repaid through payroll deductions while he was serving as president and through deductions from fees owed to him as a consultant thereafter. Through December 31, 2002, we had advanced a total of $75,000 to Mr. Smothers, $3,645 to Mr. Holton and $1,300 to Mrs. Amy Hanson, an executive assistant and receptionist. The advance to Ms. Hanson was repaid in full through payroll deductions. All advances made to employees were interest free. During 2003, the Company recorded $91,000 in consulting service expense representing the cumulative value of commission advances previously granted to Mr. Smothers, in recognition of his past service to the Company. The Company also recorded expense of $3,645 representing the unpaid balance due of advances made to Mr. Holton. The Company's efforts to collect this amount have been unsuccessful. The Company had no advances to employees outstanding at December 31, 2003.

6.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases totaled approximately $71,887 and $88,639 for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Company relocated its office and signed a lease for new office space. The lease will expire in May 2004 and requires minimum annual rental payments of approximately $98,000.

7.  SUBSEQUENT EVENTS

In January, 2004 the Company sold 110,000 shares of Common Stock to J.P. Carey Asset Management, LLC, an existing shareholder and related party for $55,000.

In January, 2004 the Company issued 200,000 shares of Common Stock to John C. Canouse, CEO as part of his compensation for services provided. The Company recorded this stock at an issue price of $.50 per share, which represented the fair market value of the stock at the time of grant.

In January, 2004 the Company issued 200,000 shares of Common Stock to James P. Canouse, Vice President , as part of his compensation for services to be provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 200,000 shares of Common Stock to Jeffrey M. Canouse, Vice President, as part of his compensation for services to be provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 100,000 shares of Common Stock to Scott C. Martin, Vice President, as part of his compensation for services to be provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 50,000 shares of Common Stock to Janet L. Thompson, Vice President & Chief Compliance Officer, as part of her compensation for services provided. The Company recorded this stock at an issue price of $.50 per share.

In January, 2004 the Company issued 40,000 shares of Common Stock to Eric W. Smothers, Vice President as part of his compensation for services provided. The Company recorded this stock at an issue price of $.50 per share.

In February, 2004 the Company sold 24,000 shares of Common Stock to J.P. Carey Asset Management, LLC, an existing shareholder and related party, for $12,000.

In March, 2004 the Company sold 110,000 shares of Common Stock to J.P. Carey Asset Management, LLC, an existing shareholder and related party, for $55,000.

..

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8.a. CONTROLS AND PROCEDURES

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 26, 2004.

Name                          Age          Title
----------------              ---          -------------------------------------
John C. Canouse               39           Chief executive officer, chairman and
                                           president
Jimmie N. Carter              57           Executive vice president and chief
                                           financial officer
Jose A. Auffant               35           Executive vice president, secretary
                                           and director
Joseph P. Tabback             54           Executive vice president, trading
                                           manager and director
Janet L. Thompson             50           Executive vice president, chief
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

Jimmie N. Carter became executive vice president and chief financial officer of Corpfin in November 1999. Mr. Carter also serves as the chief financial officer. for J.P. Carey Enterprises, Inc. and J.P. Carey Securities, Inc. From April 1999 to November 1999, Mr. Carter was the chief financial officer for Argent Securities, Inc. From January 1997 to April 1999, Mr. Carter was a controller for Bristol Hotel, Inc. From January 1995 to January 1997, Mr. Carter was the president of Eau Gallie Development Company. Mr. Carter received an MBA from Temple University and a BS degree from Florida State University.

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

Janet L. Thompson has served as our chief compliance officer since our inception, became our executive vice president in October 2001 and was elected director in April 2002. Ms. Thompson also serves as chief compliance officer of J.P. Carey Securities, Inc., an affiliated investment banking firm located in Atlanta, Georgia. Ms. Thompson was formerly a senior compliance officer with Cambridge Investment Research, Inc., an independent broker/dealer in Iowa. Prior to such position, she served as an assistant vice president and compliance operations manager at INVEST Financial Corporation, a full service broker-dealer based in Tampa, Florida. Ms. Thompson has over 19 years of securities brokerage experience with concentrations in compliance and back office operations, and holds the NASDSeries 4, 7, 24, 53 and Series 63 licenses. Ms. Thompson received an associate degree from St. Leo College.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long-term compensation earned by our chief executive officer and each of the five other most highly compensated executive officers of our company during the last three fiscal years ended December 31.

                                                                                     Long Term Compensation
                                                                              -------------------------------------
                                             Annual Compensation                        Awards             Payouts
                                  ------------------------------------------  ---------------------------  --------
                                                                   Other       Restricted    Securities                All Other
                         Year                                     Annual         Stock       Underlying     LTIP        Compen-
      Name and          Ended                        Bonus        Compen-       Award(s)      Options/     Payouts      sation
 Principal Position     Dec 31    Salary ($)          ($)       sation ($)        ($)         SARs (#)       ($)          ($)
---------------------  ---------  ---------------  -----------  ------------  -------------  ------------  --------  --------------
John C. Canouse          2003            (1)           -             -             -            -             -            -
Chief Executive          2002            (1)           -             -             -            -             -            -
Officer                  2001            (1)           -             -             -            -             -            -

Gregory D. Miller        2003            $0            -             -             -            -             -            -
Chief Operating          2002            $0            -             -             -            -             -            -
Officer                  2001          $12,500         -             -             -            -             -       $38,891(10)

Jimmy B. Holton          2003             -            -             -             (5)          -             -
President                2002             -            -             -             -            -             -      $100,322 (11)
                         2001          $80,000         -             -        $250,000 (5)     (9)            -       $66,500 (11)

Jimmie N. Carter         2003          $96,000         -             -             -            -             -            -
Executive VP; Chief      2002          $96,000         -             -             -                          -            -
Financial Officer        2001          $96,000         -             -        $100,000 (6)     (9)            -            -

Jose A. Auffant          2003            (2)           -             -             -            -             -            -
Executive VP;            2002            (2)           -             -             -            -             -            -
Secretary                2001            (2)           -             -        $250,000 (7)     (9)            -            -

Joseph P. Tabback        2003         $120,000         -             -             -            -             -            -
Executive VP;            2002         $120,000         -             -             -            -             -            -
Trading Manager          2001            (3)           -             -        $100,000 (8)     (9)            -            -

Janet L. Thompson        2003            (4)           -             -             -            -             -            -
Executive VP: Chief      2002            (4)           -             -             -            -             -            -
Compliance Officer       2001            (4)           -             -             -           (9)            -            -
Executive VP; Chief



(1) Mr. Canouse was paid $122,000 in 2001 and $29,235 in 2002 by J.P. Carey Enterprises, Inc. In 2003 he was paid $283,379 by J.P. Carey Asset Management LLC.
(2) Mr. Auffant was paid $87,500 by Corpfin.com, Inc. and $62,500 by J.P. Carey Enterprises, Inc. in 2003. He was paid $150,000 by J.P. Carey Enterprises, Inc. in 2002 and 2001.
(3) Mr. Tabback was paid $60,950 by Corpfin.com, Inc. and $105,000 by J.P. Carey Securities, Inc. in 2001.
(4) Ms. Thompson was paid $70,000 by J.P. Carey Securities, Inc. in 2001, 2002, and 2003.
(5) Includes the estimated value of 200,000 shares of restricted common stock. This award was rescined in 2003.
(6) Includes the estimated value of 80,000 shares of restricted common stock.

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


                                                    % of Total
                                                  Options Granted
                          Number of Securities    to Employees in    Exercise or Base
          Name             Underlying Options      Fiscal Years      Price ($/Share)      Expiration Date
          ----             ------------------      ------------      ---------------      ---------------
Jimmy B. Holton                  200,000              20.00%              $1.25               Canceled
Jimmie N. Carter                 150,000              15.00%              $1.25           October 10, 2006
Jose A. Auffant                  150,000              15.00%              $1.25           October 10, 2006
Joseph P. Tabback                150,000              15.00%              $1.25           October 10, 2006
Janet L. Thompson                100,000              10.00%              $1.25           October 10, 2006


(10) Other Compensation includes $9,000 in housing rental, $1,050 healthcare premium reimbursement, and $28,941 in commuting and temporary living allowances.
(11) This amount reflects cash payments made while an independent consultant to Corpfin.

Option Grants in Last Fiscal Year

None

Compensation of Directors

Directors do not receive any compensation for serving on our Board of Directors, except that Corpfin reimburses them for any expenses incurred in attending directors' meetings, provided that Corpfin has the resources to pay these fees. No requests for reimbursements were received nor were any fees paid in 2003.

Employment Agreements

None



<

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us regarding beneficial ownership of Corpfin's Common Stock as of December 31, 2003 by:

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


Name (1)                                      Number of shares (2)                 Percent Held (3)
-------------------                           --------------------                 ---------------
John C. Canouse (4)                                16,515,156                           69.8%

Jimmie N. Carter                                   180,000 (5)                           (6)

Jose A. Auffant                                    300,000 (7)                           1.3%

Joseph P. Tabback                                  180,000 (8)                           (6)

Janet L. Thompson                                  66,666 (9)                            (6)

Cache Capital (USA) L.P. (10)                       2,733,664                           11.6%

Directors and officers as a group (5
persons) (4)                                       17,241,822                           72.9%



1. The address for all officers and directors is 555 North Point Center East, 4th Floor, Alpharetta, GA 30022.

2. Information presented includes shares of Common Stock issuable upon the exercise of stock options, which have vested or will vest within 60 days of the date of this prospectus.

3. Information presented assumes shares of Common Stock issuable upon exercise of stock options of such beneficial owner that have vested or will vest within 60 days of the date of this prospectus. The ownership percentages will not materially change before and after the Distribution.

4. These shares are beneficially owned by John C. Canouse through The Rearden Trust and The Four Life Trust which are Canouse Family trusts. The address for both trusts is 3rd Floor, Murdoch House, South Quay, Douglas, Isle of Man, IM15AS and the executor for each is City Trust, Ltd., which has sole voting power over all shares in the trusts. John
         C. Canouse, our president, chief executive officer and chairman, Joseph
         C. Canouse, James P. Canouse, Jeffrey M. Canouse and Scott C. Martin are beneficiaries of The Rearden Trust and The Four Life Trust, which collectively hold 69.8.% of our outstanding Common Stock as follows:
         The Rearden Trust - 16,435,156 (69.5%) and The Four Life Trust - 80,000 (0.3%). While these individuals are the beneficiaries of the trusts, they do not have any affiliation with City Trust, Ltd. nor do they have voting or investment power over the shares. The control person of City Trust, Ltd. is Rodney Margot, its Chairman and principal owner.

5. Information presented includes 80,000 shares of Common Stock and 100,000 shares of Common Stock which Mr. Carter has the right to acquire upon exercise of stock options.

6.       Ownership percentage is less than 1%.

7. Information presented includes 200,000 shares of Common Stock and 100,000 shares of Common Stock which Mr. Auffant has the right to acquire upon exercise of stock options.

8. Information presented includes 80,000 shares of Common Stock and 100,000 shares of Common Stock which Mr. Tabback has the right to acquire upon exercise of stock options.

9. Information presented includes 66,666 shares of Common Stock which Ms. Thompson has the right to acquire upon exercise of stock options.

10. The address for Cache Capital (USA) L.P. is 555 North Point Center East, 4th Floor, Alpharetta, GA 30022. Cache Capital (USA) L.P. is controlled by J. P. Carey Asset Management, LLC, its General Partner. Joseph C. Canouse, the brother of John C. Canouse, is the president and sole owner of J. P. Carey Asset Management, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

John C. Canouse, our president, chief executive officer and chairman, is a beneficiary of The Rearden Trust and The Four Life Trust, which collectively hold 70% of our outstanding Common Stock.

We share the services of several employees with J. P. Carey Enterprises, Inc., J.P. Carey Asset Management, LLC, and J. P. Carey Securities, Inc., including John C. Canouse, our president, chief executive officer and chairman, Jimmie N. Carter, our executive vice president and chief financial officer, Jose A. Auffant, our executive vice president and secretary, Joseph P. Tabback, our executive vice president, trading manager, and Janet L. Thompson, our executive vice president and chief compliance officer. We also benefit from the services provided by employees of the related companies. Generally, shared employees are compensated exclusively by only one of the companies in order to minimize benefit and payroll tax expense. We monitor the amount of time employees devote to each of the companies and allocate the associated labor costs accordingly. We also allocate the office rent expense, communications expense, the cost of healthcare insurance, and other overhead or shared services expense. We recognize any differential in cost and benefit in our financial statements and make the appropriate payment from one company to the other. This is consistent with the SEC shared services accounting procedures promulgated December 2003. We had previously done an analysis of these costs for the year ended December 31, 2002, prior to the SEC shared service accounting procedure. We determined that the net expense differential between the affiliated companies for the year ended that date, was not material, and no payment was made or shared service expense recorded.

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

For the year ended December 31, 2003, we earned commissions on retail brokerage activities totaling $25,826, all from related parties or affiliated companies. We earned retail brokerage commissions of $5,274 from Cache Capital (USA) L.P., $2,815 from J.P. Carey Asset Management, LLC., and $62 from J.P. Carey Securities, Inc. Mr. Joseph C. Canouse serves as President of these organizations. We also earned commissions of $3,990 from transactions involving officers or employees of Corpfin. This included $2,080 attributable to John C. Canouse, our chief executive officer, president and chairman, $20 attributable to Jimmie N. Carter, our executive vice president and chief financial officer, $1,340 attributable to Joseph P. Tabback, our executive vice president and trading manager, $490 attributable to Eric Smothers, a Corpfin Vice President, and marketing executive, and $60 attributable to Jose A. Auffant, our executive vice president and secretary. Retail securities trades executed for these parties are transacted on terms similar to those made with unaffiliated parties.

During 2001, we advanced a total of $15,000 to Eric Smothers, a sales representative, and $14,950 to Jimmy B. Holton, a former employee and consultant to the company. The advances to Mr. Holton were being repaid through payroll deductions while he was serving as president and through deductions from fees owed to him as a consultant thereafter. Through December 31, 2002, we had advanced a total of $75,000 to Mr. Smothers, $3,645 to Mr. Holton and $1,300 to Mrs. Amy Hanson, an executive assistant and receptionist. The advance to Ms. Hanson was repaid in full through payroll deductions. All advances made to employees were interest free. During 2003, the company recorded $91,000 in consulting service expense representing the cumulative value of commission advances previously granted to Mr. Smothers, in recognition of his past service to the Company. The Company also recorded expense of $3,645 representing the unpaid balance due of advances made to Mr. Holton. The Company's efforts to collect this amount have been unsuccessful. The company had no advances to employees outstanding at December 31, 2003.

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

     10.9 Warrant Agreement with Harbour Nominees Ltd. [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

     10.10 Warrant Agreement with I-Bankers Securities, Inc. [Incorporated by reference to the same titled exhibit in the Company's 2002 Annual Report on Form 10-KSB (Registration No. 333-74396).]

     10.11       First Amendment to Clearing Agreement with Fiserv Securities,
                 Inc.

     16.1 E&Y Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

     16.2 Grassi Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

     31.1        Certification of Chief Executive Officer

     31.2        Certification of Chief Financial Officer

     32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

     32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2003 the Company incurred professional service fees of $26,000 for audit and audit related services provided by the principal accountant. During 2002 these fees totaled $19,000. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission. In addition, the principal accountant, from time to time, provides consultation and advice to the Company on tax and other matter related to its financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CORPFIN.COM, INC.
                                                 Registrant



                                           /s/John C. Canouse
                                             -------------------
                                              John C. Canouse
                                              Chief Executive Officer, President
                                              and Chairman
                                              Date:        March 26, 2004

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           /s/Jose A. Auffant
                                              ------------------
                                              Jose A. Auffant
                                              Executive Vice President,
                                              Secretary and Director
                                              Date:        March 26, 2004

                                           /s/Jimmie N. Carter
                                              ------------------
                                              Jimmie N. Carter
                                              Executive Vice President and Chief
                                              Financial Officer
                                              Date:         March 26, 2004


                                           /s/Joseph P. Tabback
                                              --------------------
                                              Joseph P. Tabback
                                              Executive Vice President, Trading
                                              Manager and Director
                                              Date:        March 26, 2004

                                           /s/Janet L. Thompson
                                              -------------------
                                              Janet L. Thompson
                                              Executive Vice President, Chief
                                              Compliance Officer and Director
                                              Date:        March 26, 2004