Form 10QSB
period 2004-03-31
CORPFIN COM INC /DE/
filed 2004-05-14
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                        Commission File Number 333-74396


                                CORPFIN.COM, INC.


                 (Name of Small Business Issuer in Its Charter)


          Delaware                                             58-2451191
-------------------------------                            -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)



 555 North Point Center East, 4th Floor
        Alpharetta, GA 30022                              (678) 366-5019
----------------------------------------           ---------------------------
(Address of Principal Executive Offices)           (Issuer's Telephone Number,
                                                    Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of May 12, 2004 was 24,344,546.

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

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
PART  I    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS   (Unaudited)

             Balance Sheet March 31, 2004                                     4

             Statements of Operations  for the three month
             periods ended March 31, 2004 and March 31, 2003                  5

             Statements  of Cash Flows for the three month
             periods ended March 31, 2004 and March 31, 2003                  6

             Notes to financial statements                                    7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS         9

Item 3.    CONTROLS AND PROCEDURES                                           11

PART II    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS                                                 12

Item 2.    CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
           OF EQUITY SECURITIES                                              12

Item 3.    DEFAULTS UPON SENIOR SECURITIES                                   12

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

Item 5.    OTHER INFORMATION                                                 12

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  12

           SIGNATURES                                                        14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                Corpfin.com, Inc.
                                  Balance Sheet
                                 March 31, 2004




Assets                                                             (Unaudited)

Current assets:
Cash                                                         $          112,544
Restricted cash                                                          35,000
Commissions due from other brokers                                        1,294
Receivable due from affiliates                                            3,150
                                                             -------------------
Total Current Assets                                                    151,988

Furniture and equipment, net                                              4,499

Total Assets                                                 $          156,487
                                                             ===================

Liabilities and shareholders' equity

Current liabilities:

Accounts payable                                             $           25,635

Shareholders' equity:
Convertible preferred stock, Series A, $.001 par value;
35 shares authorized, no shares outstanding                                -
Convertible preferred stock, Series B, $.001 par value;
2,500,000 shares authorized, no shares outstanding                         -
Convertible preferred stock, Series C, $.001 par value;
1,000 shares authorized, no shares outstanding                             -
Common stock, $.001 par value; 95,000,000 shares
authorized, 24,260,546 issued and outstanding                            24,261
Additional paid-in capital                                            5,801,088
Accumulated deficit                                                  (5,694,497)
                                                             -------------------

Total shareholders' equity                                              130,852
                                                             -------------------

Total liabilities and shareholders' equity                   $          156,487
                                                             ===================

                 See accompanying notes to financial statements.

                                Corpfin.com, Inc.
                            Statements of Operations
                      For the Three Months Ended March 31,

                                                (Unaudited)     (Unaudited)
                                                   2004             2003
                                                -----------     -----------
Revenues:
     Commissions earned from related party
      transactions                              $    5,003      $   20,738
     Interest income                                   246             419

                                                -----------     -----------
Total Revenues                                       5,249          21,157

Expenses:
     Compensation and benefits                     513,949          59,247
     Advertising expense                             3,610           5,275
     Depreciation and amortization                   1,000           1,334
     Communications                                  2,640           4,365
     Insurance expense                               1,744             156
     Other expenses                                    966           1,997
     Rent expense                                   14,400          21,918
     Professional service expense                   11,778          28,496
     Licenses and registrations                      1,050             185
     Travel and entertainment                            -             781
     Data processing expense                         9,303           8,244
                                                -----------     -----------
Total Expenses:                                 $  560,440      $  131,998

                                                -----------     -----------
Net Loss                                        $ (555,191)     $ (110,841)
                                                ===========     ===========

Net loss per share - basic and diluted          $     (.02)     $    (0.01)
                                                ===========     ===========

Weighted average number of common shares
     outstanding - basic and diluted            23,579,463      21,071,856
                                                ===========     ===========

                 See accompanying notes to financial statements

                                Corpfin.com, Inc.
                            Statements of Cash Flows
                   For the three month periods ended March 31,

                                                    (Unaudited)     (Unaudited)
                                                       2004             2003
                                                  --------------   -------------
Operating activities:
Net Loss                                          $    (555,191)   $   (110,841)
Adjustments to reconcile net loss to net
 cash used in operating activities:
       Depreciation and amortization                      1,000           1,334
       Employee stock awards                            395,000            -
       Net changes in operating assets and
        liabilities
         Accounts receivable - commissions               (1,294)          6,105
         Advances                                          -            (13,000)
         Other assets                                      -              9,641
         Accounts payable and accrued expenses           24,945           5,709
                                                  --------------   -------------
Net cash used in operating activities                  (135,540)       (101,052)

Investing activities:
Purchase of computer equipment                           (2,590)           -
                                                  --------------   -------------
Net cash used in investing activities                    (2,590)              -

Financing activities:
Capital contributions                                      -             42,500
Sale of common stock to related parties                 160,500          54,750
                                                  --------------   -------------
Net cash provided by financing activities               160,500          97,250

Increase (decrease) in cash and cash equivalents         22,370          (3,802)
Cash and cash equivalents at beginning of period         90,174          98,735
                                                  --------------   -------------
Cash and cash equivalents at end of period        $     112,544    $     94,933

Supplemental disclosure of cash flow information:

Interest paid                                     $        -       $       -
                                                  ==============   =============

          See accompanying notes to financial statements

                        Notes to the Financial Statements

                                 March 31, 2004



1. BUSINESS AND BASIS OF PRESENTATION

Corpfin.com, Inc. (the "Company") is a registered broker/dealer providing public companies with an opportunity to raise capital through the sale of equity positions in the private market. The Company was organized to perform the transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001 the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. The Company is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market under the symbol "CPFN". In February 2003 the application was approved and the company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under that symbol.


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

The interim unaudited financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB.

Property and Equipment

At March 31, 2004 property and equipment consisted of the following:

                                   Useful Life
         Furniture                 5 Years                $      1,829
         Telephone equipment       5 Years                      19,990
         Computer equipment        3 Years                      70,805
                                                          -------------
                                                                92,624
         Accumulated depreciation                               88,125
                                                          -------------
                                                          $      4,499
                                                          -------------


Related Party Transactions

For the three month period ended March 31, 2004 and 2003 respectively, the company earned $5,003 and $20,738 in commissions from related parties for retail brokerage services.


2.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the periods ended March 31, 2004 and 2003 respectively, was $14,400 and $21,918. During April, 2004, the Company renewed its office lease for one year. The lease will expire in May 2005 and requires minimum annual rental payments of approximately $98,000.



3.  SHAREHOLDERS EQUITY

During the three month period ended March 31, 2004, the Company sold 321,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $160,500. The Company also issued 790,000 shares of common stock to various employees for services provided and as an incentive to join the Company. The common stock was issued to the following six persons: 1) 200,000 shares to John C. Canouse, CEO; 2) 200,000 shares to James P. Canouse; 3) 200,000 shares to Jeffrey M. Canouse; 4) 100,000 shares to Scott C. Martin; 5) 50,000 shares to Janet L. Thompson, Executive Vice President & Chief Compliance Officer; and 6) 40,000 shares to Eric W. Smothers.

The Company recorded all stock issued to employees at an issue price of $.50 per share, the fair market value at the date of issuance.



4. SUBSEQUENT EVENT

On May 7, 2004 the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 4,150,000 shares of common stock, which included shares granted to officers, directors, and employees and shares included in the 2001 Stock Option Plan.

                                       8
]

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

For the three months period ended March 31, 2003 we recorded total revenue of $21,157. Of this amount $20,738 was earned through our retail brokerage operation. All brokerage revenue was earned from related parties. We also earned $419 in interest income

For the three months period ended March 31, 2004 we recorded total revenue of $5,249. Of this amount $5,003 was earned through our retail brokerage operation. All brokerage revenue was earned from related parties. We also earned $246 in interest income.

For the three month period ended March 31, 2004, total expense was $560,440, an increase of $428,442 compared to the same period in 2003. Our 2004 expense included a non-cash charge of $395,000 to record the issuance of stock to six employees. Excluding this charge, our total expense for the period was $165,440, an increase of $33,442, or approximately 25 % verses the same period in 2003.

Excluding the non-cash charge of $395,000 for stock issued to employees, our expenses for the three month periods ended March 31, 2004, when compared to the same period for and 2003, increased in four categories and declined in seven.

Excluding the non-cash charge of $395,000 noted above, Compensation and benefits increased from $59,247 in 2003 to $118,949 in 2004, due primarily to the addition of Jose Auffant, our General Counsel, to our payroll. He had previously been on the payroll of an affiliated company, JP Carey Enterprises, Inc.

For the same periods, insurance expense increased by $1,588, from $156 to $1,744. This increase was due to the additional cost incurred for workmen's compensation insurance. As previously noted, we increased our staff during the first quarter of 2004. This resulted in a larger insurance premium for this coverage.

Our expense for licenses and registration increased from $185 in 2003 to to $1,050 in 2004. This resulted from the registration and transfer of SEC licenses for our new employees.

Data process expense increased from $8,244 in 2003 to $9,303 in 2004. This increase was due to a monthly fee of $1,000 paid to a data processing consultant, Frank Connor, for his services. This increase was offset in part by a reduction in our data and information services expense purchased from NASDAQ. Currently we pay approximately $2,600 per month for this service. In December 2003, we began allocating a portion of this expense to JP Carey Securities, Inc., a related party, under our shared service arrangement. This reduced our net expense for data services to $9,303 for the three months ended March 31, 2004.

Expenses declined in seven categories totaling $30,283.

Professional service expense declined from $28,496 to $11,778 due to decreases in legal expense of $15,000, audit expense of $2,500, and the cost to process our SEC filings of $1,176. These decreases were offset by increases in clearing expenses of $1,020 and other professional services of $427.
Rent expense declined from $21,918 to $14,400 due to the relocation of our offices.

Communications expense declined from $4,365 to $2,640 also due to the relocation of our office and the subsequent elimination of our third party telephone provider. Telephone services are purchased from our office landlord as a part of our office lease.

Advertising expense declined by $1,665. In 2003 we expensed $5,275 for the initial services of Standard & Poor's regarding the public registration and listing of our common stock on the OTCBB and for the publication of certain information about that registration in various states. This charge was not repeated in 2004. We also expensed $3,610 for distribution and publication of various press releases in 2004, which, did not occur in 2003.

Travel & entertainment expenses, depreciation & amortization expense, and other expenses also declined by a total of $2,146 for the three month periods ended March 31, 2004 verses the same period in 2003.

Liquidity

To date, all of Corpfin's financial resources have been provided by its founding investors and affiliated parties, who have no obligation to provide additional funds. Corpfin does not have any credit facilities or other commitments for debt or equity. No assurances can be given that financing will be available if necessary.

For the three months period ended March 31, 2003 we used net cash of $101,052 in operations. Of total cash used, $59,247 was disbursed for compensation and benefits, $28,496 for professional services including $10,000 for accounting service and $15,000 for the services of I-Bankers Securities Inc., Irving, Texas. We also disbursed $21,918 for rents, $8,244 for data processing services, $5,275 for advertising services, and $4,365 for communications. All other disbursements totaled $3,119. Changes in operating assets and liabilities, and depreciation & amortization contributed $9,789 to cash flows. During the period, we sold common stock totaling $54,750 and received $42,500 in additional contributions to capital from J.P. Carey Enterprises, Inc., a related party.

For the three months period ended March 31, 2004 we used net cash of $135,540 in operations. Of total cash used, $11,778 was disbursed for professional services including $7,500 for accounting services, $3,623 for brokerage services from Fiserv, and $655 for other professional services. We also disbursed $118,949 for compensation and benefits, $14,400 for rents, $2,640 for communications, $9,303 for data processing services, and $7,825 for other expenses. Changes in operating assets and liabilities, and depreciation & amortization contributed $23,651 to cash flows. We also incurred a non-cash expense of $395,000 in conjunction with the issuance of common stock previously described.

At March 31, 2004, we had unrestricted cash of $112,544. Without additional capital contributions or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis. This capital would be requested from our founding shareholders but they are under no obligation to provide it, and we have no other sources of committed debt or equity financing.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the three month period ended March 31, 2004, the Company sold 321,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $160,500. These funds were used for general working capital purposes. The Company also recorded an additional $395,000 in non-cash equity representing the issuance of 790,000 of common stock to key employees for services provided and as an incentive to join the Company. The common stock was issued to the following six persons: 1) 200,000 shares to John C. Canouse, CEO;
2) 200,000 shares to James P. Canouse; 3) 200,000 shares to Jeffrey M. Canouse;
4) 100,000 shares to Scott C. Martin; 5) 50,000 shares to Janet L. Thompson, Executive Vice President & Chief Compliance Officer; and 6) 40,000 shares to Eric W. Smothers.

During the three month period ended March 31, 2004, the Company did not repurchase any of its equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

   Exhibit #                                             Description

     31.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 302 Sarbanes-Oxley Act of 2002

     31.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 302 Sarbanes-Oxley Act of 2002

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



                                                  CORPFIN.COM, INC.
                                                  Registrant



                                                  /s/  John C. Canouse
                                                  ------------------------------
                                                       John C. Canouse
                                                       Chief Executive Officer,
                                                       President and Chairman
                                                  Date: May 13, 2004

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                  /s/  Jose A. Auffant
                                                  ------------------------------
                                                       Jose A. Auffant
                                                       Executive Vice President,
                                                       Secretary and Director
                                                  Date: May 13, 2004

                                                  /s/  Jimmie N. Carter
                                                  ------------------------------
                                                       Jimmie N. Carter
                                                       Executive Vice President
                                                       and Chief Financial
                                                       Officer
                                                  Date: May 13, 2004

                                                  /s/  Joseph P. Tabback
                                                  ------------------------------
                                                       Joseph P. Tabback
                                                       Executive Vice President,
                                                       Trading Manager and
                                                       Director
                                                  Date: May 13, 2004

                                                  /s/  Janet L. Thompson
                                                  ------------------------------
                                                       Janet L. Thompson
                                                       Executive Vice President,
                                                       Chief Compliance Officer
                                                       and Director
                                                  Date: May 13, 2004