Form 10QSB
period 2004-06-30
CORPFIN COM INC /DE/
filed 2004-08-16
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                        Commission File Number 333-74396


                           JPC CAPITAL PARTNERS, INC.

                          (Formally Corpfin.com, Inc.)
                 (Name of Small Business Issuer in Its Charter)


           Delaware                                 58-2451191
---------------------------------              -------------------
(State or Other Jurisdiction                     (I.R.S. Employer
of Incorporation or Organization)               Identification No.)



        555 North Point Center East, 4th Floor
                 Alpharetta, GA 30022                   (678) 366-5019
       ----------------------------------------      --------------------------
       (Address of Principal Executive Offices)      (Issuer's Telephone Number,
                                                        Including Area Code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of August 11, 2004 was 24,424,546.

Transitional Small Business Disclosure Format (check one: Yes [  ] No [X]

                           FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates, hopes, words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and August be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for our management to predict all of such factors, nor can our management assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, cause actual results to differ materially from those contained in any forward-looking statements.

                                TABLE OF CONTENTS

                                                                      Page No.

PART I  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS   (Unaudited)
        Balance Sheet June 30, 2004                                           4
        Statements  of  Operations  for the three and six month
        periods ended June 30, 2004 and June 30, 2003                         5
        Statements  of Cash Flows for the three and six month
        periods ended June 30, 2004 and June 30, 2003                         6
        Notes to financial statements                                         7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS            9

Item 3. CONTROLS AND PROCEDURES                                              11

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS                                                    13
Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
        PURCHASES OF EQUITY SECURITIES                                       13

Item 3. DEFAULTS UPON SENIOR SECURITIES                                      13
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13
Item 5. OTHER INFORMATION                                                    13

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                     13


        SIGNATURES                                                           15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           JPC Capital Partners, Inc.
                          (Formally Corpfin.com, Inc.)
                                  Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

                                     Assets

Current assets:
Cash                                                         $          100,123
Restricted cash                                                          35,000
                                                             -------------------
Total Current Assets                                                    135,123

Furniture and equipment, net                                              3,284
                                                             -------------------
Total Assets                                                 $          138,407
                                                             ===================

Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                             $           12,741
                                                             -------------------
Total current liabilities                                                12,741

Shareholders' equity:
Convertible preferred stock, Series A, $.001 par value;
 35 shares authorized, none outstanding                                       -
Convertible preferred stock, Series B, $.001 par value;
 2,500,000 shares authorized, none outstanding at
 June 30, 2003.                                                               -
Convertible preferred stock, Series C, $.001 par value;
 1,000 shares authorized, none outstanding                                    -
Common stock, $.001 par value; 95,000,000 shares
 authorized, 24,394,546 issued and outstanding                           24,395
Additional paid-in capital                                            5,867,954
Accumulated deficit                                                  (5,766,683)
                                                             -------------------

Total shareholders' equity                                              125,666
                                                             -------------------

Total liabilities and shareholders' equity                   $          138,407
                                                             ===================

                   See notes to unaudited financial statements
                                        4

                           JPC Capital Partners, Inc.
                          (Formally Corpfin.com, Inc.)
                            Statements of Operations
                                   (Unaudited)

                                                    For the Three Months          For the Six Months
                                                       Ended June 30                  Ended June 30
                                                    2004          2003              2004          2003
                                                 -----------   -----------       ------------  -----------
Revenues:
      Private Placement Fees                     $  335,508    $        -        $   335,508   $        -
      Related party transaction commissions           2,583         1,633              7,586       22,370
      Consulting Income                                   -         5,000                  -        5,000
      Interest Income                                   232           243                478          663
                                                 -----------   -----------       ------------  -----------
Total Revenues                                      338,323         6,876            343,572       28,033

Expenses:
      Non-cash compensation                               -      (250,000)           395,000     (250,000)
      Compensation and benefits                     317,568        76,679            436,517      136,500
      Advertising Expense                               750             -              4,360        5,275
      Depreciation & Amortization                     1,215         1,294              2,215        2,628
      Communications                                  5,618         2,170              8,258        6,535
      Insurance Expense                                   -             3              1,744            -
      Other Expenses                                 19,864         1,227             20,829        2,808
      Rent Expense                                   13,666        23,525             28,067       45,443
      Professional Service Expense                   40,270        19,526             52,048       48,022
      Licenses & Registrations                          878           835              1,928        1,020
      Travel & Entertainment                              -           353                  -        1,134
      Data Processing Expense                        10,680        10,361             19,983       18,606
                                                 -----------   -----------       ------------  -----------
Total Expenses                                      410,509      (114,027)           970,949       17,971
                                                 -----------   -----------       ------------  -----------
Net income (Loss)                                $  (72,186)   $  120,903        $  (627,377)$     10,062
                                                 ===========   ===========       ============  ===========

Net income (loss) per share - basic and diluted       $0.00         $0.01             ($0.03)       $0.00
                                                 ===========   ===========       ============  ===========
Weighted average number of common
 shares outstanding - basic and diluted          24,318,876    22,324,220         24,082,469   21,701,498
                                                 ===========   ===========       ============  ===========

                   See notes to unaudited financial statements
                                       5

                           JPC Capital Partners, Inc.
                          (Formally Corpfin.com, Inc.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                For the six month periods ended June 30,
                                                                    (Unaudited)           (Unaudited)
                                                                      2004                     2003
                                                             ------------------------   -------------------
Operating activities:
Net income (loss) from operations                            $              (627,377)   $           10,062
Adjustments to reconcile net income (loss) to net cash used
       in operating activities:
           Depreciation and amortization                                       2,215                 2,628
           Stock issued for services                                         395,000              (250,000)
           Net changes in operating assets and liabilities
              Advances to employees                                                -               (16,000)
              Accounts receivable - commissions                               13,049                 6,105
              Accounts payable and accrued expenses                            2,152                 2,742
                                                             ------------------------   -------------------
Net cash used in operating activities                                       (214,961)             (244,463)
                                                             ------------------------   -------------------
Investing activities:
Additions to computer equipment                                               (2,590)                    -
Reduction in rental deposit                                                        -                19,259
                                                             ------------------------   -------------------
Net cash provided (used) in investing activities                              (2,590)               19,259
                                                             ------------------------   -------------------
Financing activities:
Capital contributions                                                              -                42,500
Sale of stock                                                                227,500               182,750
                                                             ------------------------   -------------------
Net cash provided by financing activities                                    227,500               225,250
                                                             ------------------------   -------------------
Increase in cash and cash equivalents                                          9,949                    46
Cash and cash equivalents at beginning of year                                90,174                98,735
                                                             ------------------------   -------------------
Cash and cash equivalents at end of periods                  $               100,123    $           98,781
                                                             ========================   ===================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                     $                     -    $                -
                                                             ========================   ===================
Non-cash capital  (reductions) contributions                 $               395,000    $         (250,000)
                                                             ========================   ===================


                   See notes to unaudited financial statements
                                       6

                           JPC Capital Partners, Inc.
                          (Formally Corpfin.com, Inc.)
                   Notes to the Unaudited Financial Statements

                                  June 30, 2004



1. BUSINESS AND BASIS OF PRESENTATION

JPC Capital Partners, Inc., formally Corpfin.com, Inc., (the "Company") is a registered broker/dealer providing public companies with an opportunity to raise capital through the sale of equity positions in the private market. The Company was organized to perform the transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001 the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. The Company is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999 as Corpfin.com, Inc. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003 the application was approved and the company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under that symbol. In July 2003, the Company changed its name to JPC Capital Partners, Inc. and was subsequently assigned a new trading symbol "JPCI.OB"


Basis of Presentation

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtains additional capital or generates additional revenue. The Company's management has indicated it would seek additional capital through the sale of securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that August result from the outcome of this uncertainty.

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

2. Property and Equipment

At June 30, 2004 property and equipment consisted of the following:

                                   Useful Life
         Furniture                   5 Years                $         1,829
         Telephone equipment         5 Years                         19,990
         Computer equipment          3 Years                         70,805
                                                            ---------------
                                                                     92,624
         Accumulated depreciation                                    89,340
                                                            ---------------
                                                            $         3,284
                                                            ===============


3. Related Party Transactions

For the six month period ended June 30, 2004 and 2003 respectively, the Company earned $7,586 and $22,370 in commissions from related parties for retail brokerage services.

4. COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the six month periods ended June 30, 2004 and 2003 respectively, was $28,067 and $45,443. During April, 2004, the Company renewed its office lease for one year. The lease will expire in August 2005 and requires minimum annual rental payments of approximately $98,000.

It has come to the Company's attention that it has been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. case # 2004 cv 88793, but the Company has yet to be served. The Company believes the case has no merit and, if served, the Company intends to vigorously defend the cause of action.


5. SHAREHOLDERS' EQUITY

During the six month period ended June 30, 2004, the Company sold 455,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $227,500. The Company also issued 790,000 shares of common stock to various employees for services provided and as an incentive to join the Company. The common stock was issued to the following six persons: 1) 200,000 shares to John
C. Canouse, CEO; 2) 200,000 shares to James P. Canouse; 3) 200,000 shares to Jeffrey M. Canouse; 4) 100,000 shares to Scott C. Martin; 5) 50,000 shares to Janet L. Thompson, Executive Vice President & Chief Compliance Officer; and 6) 40,000 shares to Eric W. Smothers.

The Company recorded all stock issued to employees at an issue price of $.50 per share, the fair market value at the date of issuance.

6. SUBSEQUENT EVENT

On July 29, under the NASD's Rule 1017, Change In Business Operation, the Company applied to reduce our minimum net capital requirement from the $100,000 to $50,000. This request was approved. The Company made this change because we have been unable to successfully make markets in securities, due primarily to liquidity shortages. Accordingly, management has decided to terminate the market making operation and focus all company resources on investment banking activities. Since the required capital level for this type of business is $50,000, we requested that our minimum capital be reduced.

On July 15, 2004, the Company sold 30,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $15,000. These funds were used for general working capital purposes.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

For the six months period ended June 30, 2003 we recorded total revenue of $28,033. We earned $22,370 from retail brokerage operations with related parties, $5,000 from consulting services, and $663 in interest income.

For the six months period ended June 30, 2004 we recorded total revenue of $343,572. We earned $335,508 from completed private placement transactions, a new quarterly revenue record. This was a direct result of the efforts of new employees we added to the staff earlier this year. We also earned $7,586 through our retail brokerage operation with related parties and $478 in interest income.


For the six month period ended June 30, 2003, total net expenses were $17,971. This total included a non-recurring adjustment of $250,000 representing a reversal of costs recorded in 2001 for the issuance of 200,000 shares of common stock to a consultant, Jimmy Holton, at $1.25 per share. This stock award was cancelled in April 2003 for Mr. Holton's failure to fulfill his obligations under his agreement with the Company. For purposes of this management discussion and analysis, and in reviewing the results of operations for the six month periods ended June 30, 2003 and 2004, we have excluded non-cash compensation from certain expenses discussed below, to provide a more meaningful comparison for both periods.

For the six months period ended June 30, 2004 we had total expenses of $970,949, an increase of $952,978 versus the same period in 2003. Excluding non-cash compensation, our total expense for the six month period ended June 30,2003 was $267,971. For the six month period ended June 30, 2004 total expense was $575,949, an increase of $307,978.

Excluding the non-cash compensation as noted above, compensation and benefits increased from $136,500 in 2003 to $436,517 in 2004. Of the total 2004 expense of $436,517, we paid $259,117 in compensation to Officers of the Company and $130,000 in commissions to other employees for the successful completion of private placement transactions. For the same period in 2003, we paid $120,505 to Officers of the Company and paid no commissions. In 2004, we also paid $30,949 in payroll taxes and $16,451 in other compensation and benefits, principally healthcare insurance. For the same period in 2003, we paid $10,070 in payroll taxes and $5,925 in other benefits.

The increase in Officers' Compensation resulted from the transfer of two employees to the Company payroll and a payment to our CEO. During 2004, we transferred Jose Auffant, our General Counsel, and Janet L. Thompson, our Chief Compliance Officer to the Company payroll. They had previously been on the payroll of other related companies. We also paid John C. Canouse, our Chief Executive Officer, $50,000 during 2004. Mr. Canouse had received no cash compensation from the Company since 2000.

For the period ended June 30, 2004 versus the same period in 2003, we incurred insurance expense of $1,744 for Workmen's Compensation insurance due to the addition of employees to our payroll. In 2003, we did not incur this cost.

Our expense for licenses and registration increased from $1,020 in 2003 to to $1,928 in 2004. This resulted from the registration and transfer of SEC licenses for new employees.

Data process expense increased by a net amount of $1,377, from $18,606 in 2003 to $19,983 in 2004. In December 2003, we began allocating a portion of this expense to JP Carey Securities, Inc., a related party, under our shared service arrangement. This reduced our net expense for data services to $13,983 for the six months ended June 30, 2004. This reduction was offset by $6,000 paid to a data processing consultant, Frank Connor, for his services. We did not utilize the services of Mr. Connor during the first six month of 2003.

Professional service expense increased from $48,022 to $52,048, or $4,026. In 2004, legal expense increased by $7,550 due to additional legal services needed in conjunction with our private placement transactions. We also paid $8,600 in referral fees on these transactions. We had not paid referral fees during 2003. Our transaction clearing fees for retail brokerage operations through Fiserv Securities, Inc., our clearing broker, also increased $4,066 and our expense to register and transfer our stock increased by $1,258. These increases were offset by reductions in Accounting fees of $1,548, the cost to EDGARize our filings with the SEC of $900, and we did not incur any expense with I-Bankers Securities, Inc., who acted as our Qualified Independent Underwriter in 2003. We had paid I-Bankers $15,000 in 2003.

Rent expense declined from $45,443 to $28,067 due to the relocation of our offices.

Communications expense increased from $6,535 to $8,258 due to an increase in overnite delivery expense of $879 and an increase in long distance expense of $844.

Advertising expense declined by $915. In 2003 we expensed $5,275 for the initial services of Standard & Poor's regarding the public registration and listing of our common stock on the OTCBB and for the publication of certain information about that registration in various states. This charge was reduced to $3,275 in 2004. In 2004, we also expensed $1,085 for distribution and publication of various press releases. We had no expense for this in 2003.

Travel & entertainment expense declined by $1,134 since we have incurred no travel expense in 2004.

Depreciation & amortization expense declined $413 as most of our depreciable assets have reached a fully depreciated status.

During the six month period ended June 30, 2004 we incurred $20,829 in other expenses. This included $18,500 in net expense paid to a related party, J.P. Carey Securities, Inc. for assistance on two private placement transactions completed during the second quarter of 2004. We did not incur this expense in 2003. In addition, during 2004 our other expenses also included $1,329 for office supplies and $1,000 paid to various agencies of the State of Georgia. In 2003, our other expense included $1,421 paid to Fiserv Securities, Inc, our clearing broker, for expenses unrelated to transactions, and $1,387 for office supplies and other items.

Overall the Company recorded a net loss of $627,377 ($.03 per share) for the six months ended June 30, 2004, as compared to net income of $10,062 ($.00 per share) for the same period in 2003.

Liquidity

To date, most of the Company's financial resources have been provided by its founding investors and affiliated parties, who have no obligation to provide additional funds. The Company does not have any credit facilities or other commitments for debt or equity. No assurances can be given that financing will be available if necessary.

For the six month period ended June 30, 2003 we used net cash of $244,463 in operations. We generated $19,259 in cash through a reduction in our rental deposit with our former landlord. We also generated $182,750 through the sale of 201,400 shares of common stock, at an average price of $.91 per share. Of the total shares sold, 50,200 were purchased by JP Carey Enterprises, Inc, and 151,200 were purchased by JP Carey Asset Management, LLC, both existing shareholders. We also received a capital contribution of $42,500 from JP Carey Enterprises, Inc., which resulted in a net increase in our cash of $46 for the period.

For the six month period ended June 30, 2004 we used net cash of $214,961 in operations and $2,590 for the purchase of computer equipment. We generated $227,500 through the sale of 455,000 shares of common stock to JP Carey Asset Management LLC, an existing shareholder, which resulted in an increase in our cash of $9,949 for the period.

At June 30, 2004, we had unrestricted cash of $100,123. Without additional stock sales, capital contributions, or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis.

If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we incur, we must substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that might dilute the interests of existing stockholders. We are not currently seeking such business opportunities and, therefore, have not entered into any preliminary negotiations or agreements with any company or agent as of the date of this report.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

It has come to our attention that the Company has been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. case # 2004 cv 88793, but the Company has yet to be served. The Company believes the case has no merit and, if served, the Company intends to vigorously defend the cause of action.


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the six month period ended June 30, 2004, the Company sold 455,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $227,500. These funds were used for general working capital purposes. The Company also recorded an additional $395,000 in non-cash equity representing the issuance of 790,000 of common stock to key employees for services provided and as an incentive to join the Company. The common stock was issued to the following six persons: 1) 200,000 shares to John C. Canouse, CEO; 2) 200,000 shares to James P. Canouse; 3) 200,000 shares to Jeffrey M. Canouse; 4) 100,000 shares to Scott C. Martin; 5) 50,000 shares to Janet L. Thompson, Executive Vice President & Chief Compliance Officer; and 6) 40,000 shares to Eric W. Smothers.

During the six month period ended June 30, 2004, the Company did not repurchase any of its equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 22, 2004, the Board of Directors approved an amendment to the Certificate of Incorporation to change the name of the Company from Corpfin.com, Inc. to JPC Capital Partners, Inc. and to delete the requirement for a staggered Board. On the same date, the Company submitted a Written Consent to The Rearden Trust, our majority shareholder, to approve the Certificate of Amendment and to elect all of the Directors until the next shareholder meeting. The Certificate of Amendment was approved and the following Directors were elected: Jose A. Auffant, John C. Canouse, Joseph P. Tabback and Janet L. Thompson.

ITEM 5.  OTHER INFORMATION

On May 7, 2004, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 4,150,000 shares of common stock, which included shares granted to officers, directors, and employees and shares included in the 2001 Stock Option Plan.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

   Exhibit #                                             Description

      3.1        Certificate of Amendment to the Articles of Incorporation
      3.2        Amended and Restated By-Laws
     31.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 302 Sarbanes-Oxley Act of 2002

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



                                               JPC CAPITAL PARTNERS, INC.
                                               Registrant



                                               /s/   John C. Canouse
                                               ----------------------------
                                                     John C. Canouse
                                               Chief Executive Officer,
                                               President and Chairman
                                               Date:        August 16, 2004

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               /s/  Jose A. Auffant
                                               -----------------------------
                                                    Jose A. Auffant
                                               Executive Vice President,
                                               Secretary and Director
                                               Date:        August 16, 2004

                                               /s/  Jimmie N. Carter
                                               ------------------------------
                                                    Jimmie N. Carter
                                               Executive Vice President and
                                               Chief Financial Officer
                                               Date:        August 16, 2004

                                               /s/  Joseph P. Tabback
                                               ---------------------------------
                                                    Joseph P. Tabback
                                               Executive Vice President, Trading
                                               Manager and Director
                                               Date:        August 16, 2004

                                               /s/  Janet L. Thompson
                                               --------------------------------
                                                    Janet L. Thompson
                                               Executive Vice President, Chief
                                               Compliance Officer and Director
                                               Date:        August 16, 2004