Form 10QSB
period 2004-09-30
JPC Capital Partners, Inc.
filed 2004-11-16
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of November 10, 2004 was 24,486,546.

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

                                TABLE OF CONTENTS
                                                                       Page No.

PART  I  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS   (Unaudited)
         Balance Sheet September 30, 2004                                  4
         Statements of  Operations  for the three and nine month
         periods ended September 30, 2004 and September 30, 2003           5
         Statements of Cash Flows for the nine month  periods ended
         September 30, 2004 and September 30, 2003                         6

         Notes to financial statements                                     7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        9

Item 3.  CONTROLS AND PROCEDURES                                          12

PART II  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS                                                13
Item 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
         OF EQUITY SECURITIES                                             13
Item 3.  DEFAULTS UPON SENIOR SECURITIES                                  13
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13
Item 5.  OTHER INFORMATION                                                13
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 13


         SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           JPC Capital Partners, Inc.
                                 Balance Sheet
                               September 30, 2004
                                  (Unaudited)

Assets

Current assets:
Cash                                                         $           42,973
Restricted cash                                                          35,000
Due from related parties                                                  3,631
                                                             -------------------
Total current assets                                                     81,604

Furniture and equipment, net                                              2,520

Total assets                                                 $           84,124
                                                             ===================

Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                             $            6,203
                                                             -------------------

Shareholders' equity:
Convertible preferred stock, Series A, $.001 par
 value; 35 shares authorized, none outstanding                                -
Convertible preferred stock, Series B, $.001 par
 value; 2,500,000 shares authorized, none outstanding                         -
Convertible preferred stock, Series C, $.001 par
 value; 1,000 shares authorized, none outstanding                             -
Common stock, $.001 par value; 95,000,000 shares
authorized, 24,454,546 issued and outstanding                            24,455
Additional paid-in capital                                            5,897,894
Accumulated deficit                                                  (5,844,428)
                                                             -------------------

Total shareholders' equity                                               77,921
                                                             -------------------

Total liabilities and shareholders' equity                   $           84,124
                                                             ===================

                           JPC Capital Partners, Inc.
                            Statement of Operations
                                   (Unaudited)



                                                            For the Three Months       For the Nine Months
                                                             Ended September 30,        Ended September 30,
                                                             2004           2003         2004         2003
                                                          ----------    -----------    -----------  -----------
Revenues:
     Fees from private placements                         $ 426,250     $               $ 761,758   $
     Consulting income                                       25,000                        25,000        5,000
     Commission income from related parties:
     Related party transactions 2003 - $23,950;
      2004 - $8,531                                             944          1,580          8,531       23,950
     Interest income                                            347            150            824          813

                                                          ----------    -----------    -----------  -----------
Total Revenues                                              452,541          1,730        796,113       29,763

Expenses:
     Compensation and benefits                              280,251        108,154        716,767      244,080
     Stock issued (returned) for services                                                 395,000     (250,000)
     Advertising expense                                        485         -               4,845        5,275
     Depreciation and amortization                              964          1,437          3,179        4,065
     Communications                                           2,711          1,845         10,969        8,380
     Insurance expense                                          985          1,507          2,729        1,666
     Other expenses                                         150,184          5,019        171,014        8,243
     Rent expense                                            19,914         21,610         47,980       67,053
     Professional service expense                            63,548         12,987        115,691       61,009
     Licenses and registrations                               1,602          1,175          3,530        2,195
     Travel and entertainment                                 4,082         -               4,082        1,134
     Data processing expense                                  5,560          7,645         25,543       26,250
                                                          ----------    -----------     ----------  -----------
Total Expenses:                                             530,286        161,379      1,501,329      179,350

                                                          ----------    -----------     ----------  -----------
Net loss                                                  $ (77,745)    $ (159,649)     $(705,216)  $ (149,587)
                                                          ==========    ===========     ==========  ===========

Net loss per share - basic and diluted                    $  ($0.00)    $   ($0.01)     $  ($0.03)  $   ($0.01)
                                                          ==========    ===========     ==========  ===========

Weighted average number of common shares outstanding
     - basic and diluted                                  24,420,307    22,796,225      23,013,080  22,070,417
                                                          ==========    ===========     ==========  ===========


                           JPC Capital Partners, Inc.
                            Statement of Cash Flows
                                   (Unaudited)


                                                               For the Nine            For the Nine
                                                               Months Ended            Months Ended
                                                            September 30, 2004      September 30, 2003
                                                           ---------------------  -----------------------

Operating activities:
Net loss from operations                                   $           (705,216)  $             (149,587)
Adjustments to reconcile net loss to net cash
 used in operating activities:
          Depreciation and amortization                                   3,179                    4,065
          Common stock issued for services                              395,000                 (250,000)
          Net changes in operating assets and liabilities
             Advances to employees                                            -                  (12,355)
             Accounts receivable - commissions                            9,418                    6,105
             Accounts payable and accrued expenses                       (4,292)                  (3,671)
                                                           ---------------------  -----------------------
Net cash used in operating activities                                  (301,911)                (405,443)

Investing activities:
Purchase of computer equipment                                           (2,790)                       -
Reduction in rental deposit                                                   -                   33,190
                                                           ---------------------  -----------------------
Net cash provided in investing activities                                (2,790)                  33,190

Financing activities:
Capital contributions from related parties                                    -                   42,500
Sale of common stock                                                    257,500                  328,500
                                                           ---------------------  -----------------------
Net cash provided by financing activities                               257,500                  371,000

Decrease in cash and cash equivalents                                   (47,201)                  (1,253)
Cash and cash equivalents at beginning of period                         90,174                   98,735
                                                           ---------------------  -----------------------
Cash and cash equivalents at end of period                 $             42,973   $               97,482
                                                           =====================  =======================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                   $                  -   $                    -
                                                           =====================  =======================
Non-cash capital  (reductions) contributions               $            395,000   $             (250,000)
                                                           =====================  =======================


                           JPC Capital Partners, Inc.
                          (Formally Corpfin.com, Inc.)
                   Notes to the unaudited Financial Statements

                               September 30, 2004


1. BUSINESS AND BASIS OF PRESENTATION

JPC Capital Partners, Inc., formally Corpfin.com, Inc., (the "Company") is a registered broker/dealer providing public companies with an opportunity to raise capital through the sale of equity positions in the private market. The Company was organized to perform the transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001, the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. The Company is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999 as Corpfin.com, Inc. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003, the application was approved and the company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under that symbol. In July 2004, the Company changed its name to JPC Capital Partners, Inc. and was subsequently assigned a new trading symbol "JPCI.OB"


Basis of Presentation

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

Property and Equipment

At September 30, 2004 property and equipment consisted of the following:

                                   Useful Life
         Furniture                    5 Years                $     1,829
         Telephone equipment          5 Years                      19,990
         Computer equipment           3 Years                      70,805
                                                             -------------
                                                                   92,624
         Accumulated depreciation                                  90,104
                                                             -------------
                                                             $      2,520
                                                             -------------


Related Party Transactions

For the nine month periods ended September 30, 2004 and 2003, the Company earned $8,531 and $23,950, respectively, in commissions from related parties for retail brokerage services. The Company also paid $168,037 to J.P. Carey Securities, Inc., a related party, for assistance on private placement transactions.

2.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for office space for the nine month periods ended September 30, 2004 and 2003, was $47,980 and $67,053, respectively. The Company had relocated its offices in May, 2003 and obtained a new lease for office space. During April 2004, the Company renewed its office lease for one year. The lease will expire in August 2005 and requires minimum annual rental payments of approximately $98,000. The Company also rents an offsite storage space at an annual rate of approximately $2,000 which may be cancelled with thirty days notice.

The Company has been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. Case # 2004CV88793, which was subsequently removed to the United States District Court for the Northern District of Georgia, Case # 1:04-CV-2596-TWT. The Company believes the case has no merit and intends to vigorously defend against the cause of action.


3.  SHAREHOLDERS EQUITY

During the nine month period ended September 30, 2004, the Company sold 515,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $257,500. The Company also issued 790,000 shares of common stock to various employees for services provided and as an incentive to join the Company. The common stock was issued to the following six persons: 1) 200,000 shares to John C. Canouse, CEO; 2) 200,000 shares to James P. Canouse; 3) 200,000 shares to Jeffrey M. Canouse; 4) 100,000 shares to Scott C. Martin; 5) 50,000 shares to Janet L. Thompson, Executive Vice President & Chief Compliance Officer; and 6) 40,000 shares to Eric W. Smothers.

The Company recorded all stock issued to employees at an issue price of $.50 per share, the fair market value at the date of issuance.

4. SUBSEQUENT EVENT

On October 21, 2004, under the NASD's Rule 1017, Change In Business Operation, the Company applied to reduce its minimum net capital requirement from $50,000 to $5,000. This request was approved. The Company believes this change more appropriately reflects our current business operations and future strategy, and will provide additional liquidity for operations.

On October 15, 2004, the Company sold 32,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $16,000. These funds were used for general working capital purposes. .

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


The Company recorded a net loss of $705,216 ($.03 per share) for the nine months ended September 30, 2004, as compared to a loss of $149,587 ($.01 per share) for the same period in 2003. For each of these periods we recorded material non-cash transactions. In 2003, we included a reduction to expense of $250,000 for cancellation of a stock grant. In 2004, we increased our expenses $395,000 representing the fair market value of stock issued to key employees. Excluding these non-cash transactions, our net loss for the nine month periods ended September 30, 2004 and 2003 would have been $310,216 ($.01 per share) and $399,587 ($.02 per share), respectively.

Revenue
For the nine months period ended September 30, 2003, we recorded total revenue of $29,763. We earned $23,950 from retail brokerage operations with related parties, $5,000 from consulting services, and $813 in interest income. For the nine months period ended September 30, 2004 we recorded total revenue of $796,113, a record for the Company. We earned $761,758 from completed private placement transactions. We also earned $25,000 in consulting income, $8,531 through our retail brokerage operation with related parties, and $824 in interest income.

Expense
For the nine month period ended September 30, 2003, total net expense was $179,350. As noted above, this total included a non-recurring adjustment of $250,000 representing a reversal of costs recorded in 2001 for the issuance of 200,000 shares of common stock to a consultant, Jimmy Holton, at $1.25 per share. This stock award was cancelled in April 2003 for Mr. Holton's failure to fulfill his obligations under his agreement with the Company. Excluding the adjustment for Mr. Holton's stock, our expenses totaled $429,350.

For the nine month period ended September 30, 2004, we had total expenses of $1,501,329, which included a non-cash charge of $395,000 for stock issued to employees. Excluding non-cash transactions, our expenses totaled $1,106,329, an increase of $676,979 versus the same period in 2003.

For purposes of this management discussion and analysis, and in reviewing the results of operations for the nine month periods ended September 30, 2003 and 2004, we have excluded non-cash compensation from certain expenses discussed below in order to provide a more meaningful comparison for both periods.

Excluding the non-cash compensation as noted above, compensation and benefits increased from $244,080 in 2003 to $716,767 in 2004. Of the total 2004 expense of $716,767, we paid $411,000 in compensation to Officers of the Company and $240,000 in commissions to other employees for the successful completion of private placement transactions. For the same period in 2003, we paid $212,005 to Officers of the Company and made no commission payments. In 2004, we also paid $47,651 in payroll taxes and $18,116 in other compensation and benefits, principally healthcare insurance. For the same period in 2003, we paid $17,274 in payroll taxes and $14,801 in other benefits.

The net increase in Officers' Compensation of $198,995 resulted primarily from the transfer of two employees to the Company payroll and a payment to our CEO. In June 2003, we transferred Jose Auffant, our General Counsel, to the Company payroll. In January 2004, we transferred Janet L. Thompson, our Chief Compliance Officer to the Company payroll. These transfers accounted for $114,995 of the increase. They had previously been on the payroll of related companies.

In August 2004 we terminated our trading operation which resulted in a savings of $10,000 in Officers Compensation for the nine month period ended September 30, 2004 verses 2003.

In addition, in 2004, we paid John C. Canouse, our Chief Executive Officer, $94,000. Mr. Canouse had received no cash compensation from the Company since 2000.

For the nine month period ended September 30, 2004 versus the same period in 2003, we had the following results:

Our net insurance expense increased by $1,063. We expensed $1,609 for Workmen's Compensation insurance due to the addition of employees to our payroll in 2004. We did not incur this cost in 2003. Offsetting this increase, our cost for a mandatory fidelity bond declined by $546.

Our expense for licenses and registration increased by $1,335. This increase resulted from the registration and transfer of SEC licenses for additional employees ($1,050), an increase in our NASD Assessment ($120), and an increase in the cost of licenses paid to various state authorities ($165).

Data process expense decreased by a net amount of $707. In December 2003, we began allocating a portion of this expense to JP Carey Securities, Inc., a related party, under our shared service arrangement. This reduced our 2004 net expense for data services to $16,543. In 2003, we had expensed $26,250 for data services. The reduction in the cost of data services was offset by an additional expense of $9,000 paid to a data processing consultant, Frank Connor, for his services. We did not utilize the services of Mr. Connor during the first nine month of 2003.

Professional service expense increased by $54,682.

In 2004, Legal expense increased by $8,400 due to additional outside legal services required in conjunction with a higher volume of private placement transactions.

Our net transaction clearing expense for retail brokerage operations through Fiserv Securities, Inc., our clearing broker, increased $8,748. This increase in net cost resulted from a reduction in the number of securities transactions we processed, reducing our commission income, and the implementation of a minimum monthly expense by Fiserv, our clearing agent, effective in early 2004, increasing our fixed cost to process transaction.

The expense to register and transfer our stock also increased by $905 due to a higher volume of stock trades in our common stock.

Our cost for assistance on private placement transactions provided by various consultants totaled $57,600 for the nine month period ended September 30, 2004. We did not incur this expense in 2003.

Our cost for accounting services declined by $5,971 in 2004. This reduction resulted from a decline in the number of reviews required for our initial filings with the SEC, by our independent auditor, Sherb & Co., LLP.

In addition, we expensed $15,000 in 2003 for the services of I-Bankers Securities, Inc., who acted as our Qualified Independent Underwriter in conjunction with our SB2 filing with the SEC. This cost did no recur in 2004.

Rent expense declined by $19,073 to $47,980 due to the relocation of our offices.

Communications expense increased by $2,589 due to an increase in overnight delivery expense of $1,550 and an increase in telephone, fax, and long distance expense of $1,039, both as a result of a higher level of transaction activity versus 2003.

Advertising expense declined by $430. In 2003, we expensed $5,275 for the initial services of Standard & Poor's regarding the public registration and listing of our common stock on the OTCBB and for the publication of certain information about that registration in various states. This charge was reduced to $3,275 in 2004. In 2004, we also expensed $1,570 for distribution and publication of various press releases. We had no expense for this activity in 2003.

Travel & entertainment expense increased by $2,948 due to an increase in our business travel in conjunction with a higher level of transaction activity versus 2003.

Depreciation & amortization expense declined $886 as most of our depreciable assets have attained a fully depreciated status.

Our other expenses increased by $162,771. In 2004, we paid $168,037 to J.P. Carey Securities, Inc., a related party, for assistance on our private placement transactions completed during 2004. We did not incur this expense in 2003. In 2003 we included in this category an expense of $3,645 representing an uncollectible advance made to Jimmy Holton, a former employee and consultant to the Company. We did not have a similar expense in 2004. All other expenses in this category decreased by $1,621 for the period ended 2004 verses 2003.

Liquidity
For the nine month period ended September 30, 2004, the Company generated revenue and cash inflow of $787,582 from private placements, consulting fees, and interest income. This exceeds the revenue produced in any previous year in the Company's history. There is no assurance that we will continue to generate revenue at this level in the future. However, the Company's management is optimistic that our business strategy will be successful. Prior to 2004, most of the Company's financial resources had been provided by its founding investors and affiliated parties, who have no obligation to provide additional funds. The Company does not have any credit facilities or other commitments for debt or equity. No assurances can be given that financing will be available, should we be unable to produce revenue and the resulting cash inflow in the future.

For the nine month period ended September 30, 2003, we used net cash of $405,443 in operations. We generated cash of $33,190 by utilizing a rental deposit with our former landlord to reduce monthly rental payments on our office space. We also sold common stock totaling $328,500 to J.P. Carey Asset Management LLC and J.P. Carey Enterprises, Inc., both related parties. In addition, we received $42,500 in contributions to capital from J.P. Carey Enterprises, Inc. These activities resulted in a net decrease in cash of $1,253. At September 30, 2003, we had $97,482 in unrestricted cash.

For the nine month period ended September 30, 2004, we used net cash of $301,911 in operations and $2,790 for the purchase of computer equipment. We generated $257,500 through the sale of 515,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder, which resulted in a net decrease in our cash of $47,201 for the period.

At September 30, 2004, we had unrestricted cash of $42,973. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

If we are unable to generate revenue or obtain financing, or if the financing we do obtain is insufficient to cover any operating losses we incur, we must substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that might dilute the interests of existing stockholders. We are not currently seeking such business opportunities and, therefore, have not entered into any preliminary negotiations or agreements with any company or agent as of the date of this report.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. Case # 2004CV88793, which was subsequently removed to the United States District Court for the Northern District of Georgia, Case # 1:04-CV-2596-TWT. The Company believes the case has no merit and intends to vigorously defend against the cause of action.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the nine month period ended September 30, 2004, the Company sold 515,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $257,500. These funds were used for general working capital purposes. The Company also recorded an additional $395,000 in non-cash equity representing the issuance of 790,000 shares of common stock to key employees for services provided and as an incentive to join the Company. The common stock was issued to the following six persons: 1) 200,000 shares to John C. Canouse, CEO;
2) 200,000 shares to James P. Canouse; 3) 200,000 shares to Jeffrey M. Canouse;
4) 100,000 shares to Scott C. Martin; 5) 50,000 shares to Janet L. Thompson, Executive Vice President & Chief Compliance Officer; and 6) 40,000 shares to Eric W. Smothers.

During the nine month period ended September 30, 2004, the Company did not repurchase any of its equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

   Exhibit #     Description

     31.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted
                 Pursuant to Section 302 Sarbanes-Oxley Act of 2002

     31.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted
                 Pursuant to Section 302 Sarbanes-Oxley Act of 2002

     32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted
                 Pursuant to Section 906 Sarbanes-Oxley Act of 2002

     32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted
                 Pursuant to Section 906 Sarbanes-Oxley Act of 2002


(b) A form 8-K was furnished on August 9, 2004, under Items 5 and 7, relating to the August 5, 2004 press release announcing the Company's name change from Corpfin.com, Inc. to JPC Capital Partners, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     JPC CAPITAL PARTNERS, INC.
                                                     Registrant

                                                 /s/   John C. Canouse
                                                 -------------------------------
                                                       John C. Canouse
                                                 Chief Executive Officer,
                                                 President and Chairman
                                                 Date:  November 16, 2004

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 /s/  Jose A. Auffant
                                                 -------------------------------
                                                      Jose A. Auffant
                                                 Executive Vice President,
                                                 Secretary and Director
                                                 Date:  November 16, 2004

                                                 /s/  Jimmie N. Carter
                                                 -------------------------------
                                                      Jimmie N. Carter
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 Date:  November 16, 2004

                                                 /s/  Janet L. Thompson
                                                 -------------------------------
                                                      Janet L. Thompson
                                                 Executive Vice President, Chief
                                                 Compliance Officer and Director
                                                 Date:  November 16, 2004