Form 10KSB
period 2004-12-31
JPC Capital Partners, Inc.
filed 2005-03-31
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                        Commission File Number 333-74396


                           JPC CAPITAL PARTNERS, INC.


                 (Name of Small Business Issuer in Its Charter)


         Delaware                                             58-2451191
-----------------------------                            -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


555 North Point Center East, 4th Floor
        Alpharetta, GA 30022                             (678) 366-5019
----------------------------------------            ---------------------------
(Address of Principal Executive Offices)            (Issuer's Telephone Number,
                                                        Including Area Code)


           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31,2004 were $1,453,988.

The number of shares of Common Stock of the issuer outstanding as of March 25, 2005 was 23,883,546.

                                TABLE OF CONTENTS
                                                                       Page No.
Forward-Looking Statements                                                    3

PART  I

Item 1.    Description of Business                                            4
Item 2.    Description of Property                                            7
Item 3.    Legal Proceedings                                                  7
Item 4.    Submission of Matters to a Vote of Security Holders                7

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters           7
Item 6.    Management's Discussion and Analysis or Plan of Operations         9
Item 7.    Financial Statements                                              13

Item 8.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                               25

Item 8.a.  Controls and Procedures                                           25

PART III

Item 9.    Directors and Executive Officers of the Registrant                25

Item 10.   Executive Compensation                                            27
Item 11    Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                    29

Item 12    Certain Relationships and Related Transactions                    30
Item 13    Exhibits                                                          31
Item 14    Principal Accountant Fees and Services                            32
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

                                     PART I

ITEM 1.  Business

General

JPC Capital Partners, Inc., formally Corpfin.com, Inc., was incorporated in Delaware on April 26, 1999. We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of the National Association of Securities Dealers, Inc. ("NASD").

We specialize in arranging private placements for public companies. We also offer consulting services and a limited range of other corporate finance activities, including merger and acquisition services. We have also offered retail brokerage services. However, because we anticipate that most of our future revenues will come from our investment banking and corporate finance activities, and even though we have relied heavily on revenues from retail brokerage activities with related parties since January 2001, we discontinued our retail brokerage operations in August 2004. Our principal source of fees in the future is expected to come from commissions associated with completed financings and, to a lesser extent, from fees derived from consulting services. Our initial business strategy involved utilizing the Internet to identify prospective security issuers and investors. In July 1999, we engaged an Atlanta based website company to design and develop a website. The website became operational in January 2000 and cost approximately $227,000. Thereafter we hired a third party to host and operate the site at a cost of approximately $7,000 per month. During 1999 and 2000, we developed an extensive database of companies (prospects) that could be candidates for our services.

Concurrently, with the website being developed, we initiated a marketing and public relations program to make potential securities issuers and investors aware of our company. We hired a New York City based firm to assist us in this effort. We maintained this program throughout 2000 at a cost of approximately $325,000.

In early 2001, we changed the manner in which we marketed our services. In March 2001, we sold our prospect database to J. P. Carey Enterprises, Inc., a related party, for $80,000. We did this to raise funds and because the database had become less important to us utilizing our new marketing strategy. Even though we continued to pursue our Internet marketing and lead generation strategy through our website, we also began to utilize more traditional methods to market our services.

These methods included contacting potential issuers and investors directly by telephone or personal meetings. These potential issuers and investors were either in our new client database or referrals from other broker-dealers and professional firms, fellow participants in industry trade shows and meetings, or contacts made through unsolicited sales calls. We also began offering financial consulting services to prospective clients. We continued this strategy through 2002 and 2003.

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

Retail Brokerage Operation

Prior to August 2004, the Company offered retail brokerage services. To support this business we maintained a clearing arrangement with Fiserv Securities, Inc. Philadelphia, PA. Under our membership agreement with the NASD, we were also required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii).

Since we decided to focus our resources on our private placement financing business, we amended our membership agreement with the NASD, and reduced our required capital level to $50,000 and subsequently to $5,000. We also terminated our clearing arrangement with Fiserv Securities, Inc. We no longer offer retail brokerage services. We estimate that this will save the Company over $150,000 per year.

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

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. JPC Capital Partners, Inc. is a broker-dealer registered with the SEC and is a member of the NASD. Our broker-dealer is also subject to regulation under state law. We are currently registered as a broker-dealer in 28 states.

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

The securities industry has become considerably more concentrated and more competitive in recent years as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaged primarily in the securities business, but having substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of JPC Capital Partners, Inc. Furthermore, numerous commercial banks have petitioned the Board of Governors of the Federal Reserve System for permission to enter into various new business activities from which they are currently barred, such as underwriting certain mortgage-backed and municipal revenue securities and securities backed by consumer loans. Various legislative proposals, if enacted, would also permit commercial banks to engage in such activities. Ultimately, these developments or other developments of a similar nature may lead to the creation of integrated financial service firms that offer a broader range of financial services.

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

Effect of Net Capital Requirements

As a registered broker-dealer and member of the NASD, JPC Capital Partners, Inc. is subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer, and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC, suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation. The Uniform Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level. If a broker-dealer engages in firm commitment underwriting, their net capital requirements will significantly increase. The SEC and the NASD impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances.

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

During the eight month period ended August 31, 2003, on several occasions, we violated the "early warning" provisions of the Uniform Net Capital Rule. This rule requires a registered broker dealer to report its net capital position to the SEC and the NASD if net capital falls below 120% of its minimum requirement. We complied with this requirement on each occasion. Thereafter, within one week of the violation, we acquired additional capital from an existing shareholder.

In December, 2003 we implemented the new SEC accounting procedure for the allocation of certain company expenses shared with related companies J.P. Carey Securities, Inc. and J.P. Carey Asset Management, LLC. This accounting procedure requires broker-dealers to charge related companies a proportionate amount, or share, of expenses incurred by the broker-dealer when a benefit accrues to the related company. Subsequently, when we reported our December 31, 2003 financials to the NASD, we included $13,049 of accounts receivable due from related companies as allowable assets in the computation of our capital position. In late January 2004 the NASD and the SEC advised us that these receivables were not allowable assets and required us to file an amended FOCUS report for the period ended December 31, 2003. As a result of this our capital fell below the 120% level and we were in violation of the "early warning" provisions discussed above. We corrected this capital shortage on January 30, 2004.

Failure to acquire additional capital, substantially increase revenue, continued operating losses, or the assumption of significant unforeseen liabilities could adversely affect our ability to continue our present levels of business, which could force the firm to cease operations.

JPC Capital Partners, Inc. is a member of Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for clients' accounts up to $500,000, subject to a limitation of $100,000 for claims for cash balances.

As a result of our strategic business plan decision to concentrate our efforts on our private placement business, we decided to amend our membership agreement with the NASD and reduce the minimum level of required capital we must maintain. On August 11, 2004 we amended our membership agreement with the NASD and were allowed to reduce our minimum net capital requirement to $50,000. Subsequently, on October 26, 2004, we amended our membership agreement again and were allowed to reduce our minimum net capital requirement to $5,000. At December 31, 2004, our minimum net capital requirement for JPC Capital Partners, Inc. was $5,000.

Employees

At December 31, 2004, we employed eight persons, seven of whom were full-time employees. None of our employees are covered by a collective bargaining agreement. Future increase in the number of employees will depend upon the growth of our business and the compensation arrangements of those employees. Our registered employees are required to take examinations administered by the NASD in order to qualify to perform their job responsibilities and to transact business.

ITEM 2. DESCRIPTION OF PROPERTY.

At December 31, 2004, our principal office was located at 555 North Point Center East, Fourth Floor, Alpharetta, GA 30022. We lease approximately 2,500 square feet of office space at a cost of approximately $98,000 per annum. Our lease provides office space, local telephone services, and the support of a receptionist. This lease expires on May 31, 2005. Generally, a portion of the cost of our lease and the supporting services will be allocated to related parties who share our facilities.

ITEM 3. LEGAL PROCEEDINGS.

The Company has been named as a Defendant in a case filed on July 25, 2004 with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. Case # 2004CV88793. The claims brought by Plaintiffs are based on transactions involving LecStar Corporation. Plaintiffs seek compensatory, consequential, derivative and punitive damages from the Defendants in the case. We believe the case has no merit and the Company is vigorously defending this suit. We have retained Fleming, Fried & Bonder, LLC to represent the Company in this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the year ended December 31, 2004.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Common Stock, par value $0.001 per share, was initially traded May 2, 2003, on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CFNC." Our ticker symbol has subsequently been changed to "JPCI." The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by Reuters
Data:

                  Period                             High              Low
         Quarter ended June 30, 2003                 $2.00             $0.10
         Quarter ended September 30, 2003            $0.60             $0.06
         Quarter ended December 31, 2003             $0.25             $0.07
         Quarter ended March 31, 2004                $1.90             $0.09
         Quarter ended June 30, 2004                 $0.90             $0.12
         Quarter ended September 30, 2004            $0.31             $0.03
         Quarter ended December 31, 2004             $0.07             $0.03

Prices shown are inter-dealer prices with no markup, markdown, or commission. They may not reflect actual transactions.

There were 23,707,546 shares of Common Stock issued and outstanding at December 31, 2004.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

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

In October, 2003 the Company sold 80,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $40,000.

In November, 2003 the Company sold 36,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $18,000.

In December, 2003 the Company sold 76,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $38,000.

In January, 2004 the Company sold 110,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $55,000.

In January, 2004 the Company issued 790,000 shares of Common Stock to the following employees:

         John C. Canouse, CEO       200,000 shares
         James P. Canouse           200,000 shares
         Jeffrey M. Canouse         200,000 shares
         Scott C. Martin            100,000 shares
         Janet L. Thompson,
         Executive Vice President
         & Chief Compliance Officer  50,000 shares
         Eric W. Smothers            40,000 shares

The stock was issued as compensation for services provided and as an incentive to continue employment with the Company. The Company recorded this stock at an issue price of $.50 per share. Subsequently, on December 31, 2004, the Company rescinded these stock grants pursuant to a Stock Cancellation Agreement between these employees and the Company.

In February, 2004 the Company sold 24,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $12,000.

In March, 2004 the Company sold 187,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $93,500.

In April, 2004 the Company sold 84,000 shares of Common Stock to J.P Carey Asset Management, LLC for $42,000.

In June, 2004 the Company sold 50,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $25,000.

In July, 2004 the Company sold 30,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $15,000.

In September, 2004 the Company sold 30,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $15,000.

In October, 2004 the Company sold 32,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $16,000.

In December, 2004 the Company sold 11,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $5,500.

In January, 2005 the Company sold 35,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $17,500.

In February, 2005 the Company sold 54,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $27,000.

In March, 2005 the Company sold 30,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $15,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overall Results

For the year ended December 31, 2003, total revenue was $31,899. Expenses totaled $367,013 which resulted in a loss of $335,114. For the year ended December 31, 2004 total revenue was $1,453,988. Expenses totaled $1,731,148 which resulted in a loss of $277,160. We also incurred an unrealized loss on securities we received for services of $40,000 which resulted in a Comprehensive loss of $317,160.

Revenue

For the year ended December 31, 2003, total revenue was $31,899. Of this amount, $25,826 was received for retail brokerage services provided to related parties. We also received $1,073 in interest income and $5,000 in consulting income.

For the year ended December 31, 2004, total revenue was $1,453,988. Of this amount, $1,419,622 was earned from private placement transactions. We also received $25,000 in fees for consulting services. Retail brokerage services generated $8,531 in revenue and we earned $835 in interest income. Our private placement revenues included $90,000 we recorded as revenue representing the fair market value of restricted stock received from a client as part of our compensation for services provided. At December 31, 2004, this stock had a fair market value of $50,000, representing a decline in value of $40,000.

Expenses

For the year ended December 31, 2003, we had total net expenses of $367,013. This amount included a reduction to our expense of $250,000, representing a reversal of the cost recorded in 2001 for the issuance of 200,000 shares of common stock to Jimmy Holton, the Company's former President and consultant, at $1.25 per share. This stock award was granted to Mr. Holton as part of his compensation for services to be provided to the company over a three-year period. During December, 2002, Mr. Holton abandoned his position at JPC Capital Partners, Inc. and therefore was unable to fulfill his obligations to the company. We allowed Mr. Holton several months to reinitiate his efforts on our part but he failed to do so. The stock grant was subsequently canceled. Management believes it is appropriate to reflect this change in circumstances in our report and adjust our financial statements accordingly. This adjustment is a non-cash transaction.

For purposes of this management discussion and analysis and in reviewing the results of operations for the year ended December 31, 2003 and 2004, we have excluded the $250,000 expense adjustment described above in our total expense. This will facilitate a more reasonable comparison with the results of operations for the year ended December 31, 2004.

Excluding the $250,000 reduction in expense for stock cancellation, the total expense for the year ended December 31, 2003 would have been $617,013. Total expense for 2004 was $1,731,148, an increase of $1,114,135.

During 2004, compensation expense increased by $724,939, to $1,049,487. This increase was the result of the following:

1) Payment of $404,000 in commissions for the successful completion of private placement transactions which generated $1,329,622 in revenue.

2) Payment of $161,000 in compensation to John C. Canouse, our CEO, who has received no compensation from the Company since 2000.

3) A net increase of $105,966 in salaries as a result of staffing changes. In June 2003 we transferred Jose Auffant, our Executive Vice President & General Counsel, from JP Carey Enterprises, Inc. to the Company. In January 2004 we transferred Janet Thompson, our Executive Vice President & Chief Compliance Officer from J.P Carey Securities, Inc. to the Company. These additions accounted for an increase $132,493 in compensation expense. In August, 2004 we accepted the resignation of Mr. Joseph Tabback, our Trading Manager, subsequent to the termination of our clearing capability. This reduced our compensation expense in 2004 vs 2003 by $40,000. Also, in 2004, we did not allocate as much of our payroll expense to our affiliated companies as we had done in the past. This also added to the increase in our expense by $13,473.
4) Our costs for employer payroll taxes and employee benefits increased by $53,973 due to the addition of staff and the payment of commissions and salary.

Advertising expense declined by $865 in 2004 compared to 2003. In 2003 we expensed $5,275 for services necessary to comply with the state "Blue Sky" regulations. This expense declined to $3,275 in 2004. However, we expensed $2,865 in 2004 for publication services related to various press releases we made during the year in conjunction with our private placement transactions.

Professional service expense, which includes expenses for accounting, clearing services, legal, and other professional services, increased by a net of $17,269, to $163,604, in 2004. In this category, legal expenses increased by $43,712, clearing expenses increased by $12,300, and the cost to register and transfer our stock by $1,593. These increases were offset by reductions in accounting costs of $3,686 and the cost of other professional services by $36,650.

Accounting expense declined $3,686 to $22,314 in 2004 because we had fewer SEC filings.

Our net cost for securities clearing services offered to clients increased $12,300, from $1,335 in 2003 to $13,635 in 2004. This was a result of lower revenues generated for this service, which declined from $25,826 in 2003 to $8,537 in 2004, and the implementation of a monthly minimum fixed cost for services provided by our clearing firm, Fiserv Securities, Inc.

Other professional services expense declined $36,650 in 2004 versus 2003. In 2003, we had expensed $91,000 for services provided by Eric Smothers, an employee of the Company. We had also paid I-Bankers, Inc. $15,000 in 2003 for acting as a qualified independent broker for our initial public registration. We did not have either of these expenses in 2004. However, in 2004, we did recognize $47,500 in consulting service expense for assistance on private placement transactions and we paid $21,850 for referral fees to other broker-dealers during the year.

Other operating expenses included the following:

Depreciation expense declined by $1,313 in 2004 due primarily to the aging of our fixed assets.

Travel and entertainment expense increased by $3,564 due to an increase in travel in conjunction with our private placement business.

Our cost for communication increased to $15,446 in 2004, up from $5,885 in 2003. During 2004, we utilized substantially more overnight delivery services and international telephone services in conjunction with our private placement transactions. This increased our cost by $14,292. However, we received two credits on disputed charges from previous telephone vendors during 2004, which totaled $4,731, reducing our net increase for communication services by $9,561.

Insurance expense increased $2,651 due to the increased cost of required Workmen's Compensation Insurance coverage.

During the year we expensed $367,137 for assistance from related parties, principally J.P. Carey Securities, Inc., on our private placement transactions. Without the assistance of JP Carey Securities, Inc., we would have had great difficulty completing these transactions. We had no expense for this activity in 2003.

Other expenses decreased $3,758 in 2004. This account includes banking charges, office supplies, miscellaneous expenses and local taxes.

Our net rent expense was reduced by $3,509 from $71,887 to $68,378 due to a reduction in our use of services provided by our landlord and the allocation of a portion of the gross rent paid, to related parties who share our facilities.

Data processing expense decreased by $5,308 due to the termination of our information services provided by NASDAQ, Inc. utilized in conjunction with our clearing service offerings.

License & registration expense increased by $2,037 due primarily to an increase in the NASD annual renewal expense. This expense is based, in part, on revenue. Since our revenue increased sharply in 2004, the expense for our NASD registration increased accordingly.

The Company has incurred operating losses of $335,114 and $277,160 during the years ended December 31, 2003 and 2004, respectively, and has no state or federal income tax obligation. The Company has no significant deferred tax effects from temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2004 other than net operating loss carryforwards. The Company has net operating loss carryforwards of approximately $4,130,000 at December 31, 2004, which will expire in years beginning in 2019. No tax benefit has been recorded related to the net operating loss, as a full valuation allowance has been recorded against the approximate net deferred tax asset of $1,560,000 related to these carryforwards.

Liquidity

For the year ended December 31, 2004, the Company generated revenue and cash inflow of $1,363,988 from private placements, consulting fees, and interest income. This exceeds the revenue produced in any previous year in the Company's operating history.

For the year ended December 31, 2003, we used net cash of $475,561 in operations. We generated cash of $33,189 by utilizing a rental deposit with our former landlord to reduce monthly rental payments on our office space. We also sold common stock totaling $424,500 to J.P. Carey Asset Management LLC and J.P. Carey Enterprises, Inc., both related parties. In addition, we received $42,500 in contributions to capital from J.P. Carey Enterprises, Inc.

For the year ended December 31, 2004, we used net cash of $315,781 in operations and $2,790 for the purchase of computer equipment. During the year, we terminated our clearing agreement with Fiserv Securities, Inc. This released our restricted clearing deposit with Fiserv of $35,000. We used these funds in operations. Also, we generated $279,000 through the sale of 558,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder, which resulted in a net decrease in our cash of $39,571 for the period.

At December 31, 2004, we had unrestricted cash of $50,603. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

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

There is no assurance that we will continue to generate revenue at the level attained in 2004. However, the Company's management is optimistic that our business strategy will be successful. Prior to 2004, most of the Company's financial resources had been provided by its founding investors and affiliated parties, who have no obligation to provide additional funds. The Company does not have any credit facilities or other commitments for debt or equity. No assurances can be given that financing will be available. If we are unable to produce revenue or obtain financing, we will be forced to curtail or terminate our operations or seek other business opportunities through strategic alliance or other business combinations that may dilute the interest of current shareholders. We are not seeking any such combinations at this time.

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

Revenue Recognition

We earn revenues from brokerage and trading which are recognized on the day of the trade. We also earn revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

We do not require collateral from our customers. Revenues are not concentrated in any particular region of the country or with any individual or group.

ITEM 7. FINANCIAL STATEMENTS.

                           JPC Capital Partners, Inc.

                              Financial Statements

                     Years ended December 31, 2004 and 2003

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                      14

Balance Sheet                                                                15

Statements of Operations                                                     16

Statement of Shareholders' Equity                                            17

Statements of Cash Flows                                                     19

Notes to Financial Statements                                                20

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders
JPC Capital Partners, Inc.

We have audited the accompanying balance sheet of JPC Capital Partners, Inc. as of December 31, 2004 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPC Capital Partners, Inc. at December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that JPC Capital Partners, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


                                                 /S/ Sherb & Co., LLP
                                                 Certified Public Accountants

Boca Raton, Florida
February  19, 2005

                                             JPC CAPITAL PARTNERS, INC.
                                                   BALANCE SHEET
                                                 DECEMBER 31,2004

Assets

Current assets:
Cash                                                                                       $              50,603
Accounts receivable                                                                                          558
                                                                                              -------------------
Total Current Assets                                                                                      51,161

Furniture and equipment, net                                                                               1,927

Marketable securities                                                                                     50,000
                                                                                              -------------------

Total assets                                                                               $             103,088
                                                                                              ===================

Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                                                           $              10,705
                                                                                              -------------------
Total current liabilities                                                                                 10,705

Shareholders' equity:
Convertible preferred stock, Series A, $.001 par value; 35 shares
authorized, no shares outstanding                                                                     -
Convertible preferred stock, Series B, $.001 par value; 2,500,000 shares
authorized, no shares outstanding                                                                     -
Convertible preferred stock, Series C, $.001 par value; 1,000 shares
authorized, no shares outstanding                                                                     -
Common stock, $.001 par value; 95,000,000 shares
authorized, 23,707,546 issued and outstanding                                                             23,708
Additional paid-in capital                                                                             5,525,141
Accumulated deficit                                                                                   (5,416,466)
Unrealized holding losses, net of tax                                                                    (40,000)
                                                                                              -------------------
Total shareholders' equity                                                                                92,383

Total liabilities and shareholders' equity                                                 $             103,088
                                                                                              ===================

                                   See accompanying notes to financial statements

                                                    15


                                        JPC CAPITAL PARTNERS, INC.
                                         STATEMENTS OF OPERATIONS



                                                                      Years Ended December 31,
                                                                   2004                      2003
                                                           ---------------------      -------------------
Revenues:
       Fees from private placements                     $             1,419,622    $                   -
       Consulting income                                                 25,000                    5,000
       Commission income from related parties                             8,531                   25,826
       Interest Income                                                      835                    1,073
                                                           ---------------------      -------------------
Total Revenues                                                        1,453,988                   31,899

Expenses:
       Compensation and benefits                                      1,049,487                  324,548
       Stock issued (returned) for services                                   -                 (250,000)
       Advertising expense                                                6,140                    5,275
       Depreciation                                                       3,772                    5,085
       Communications                                                    15,446                    5,885
       Insurance expense                                                  5,182                    2,531
       Consulting services from related parties                         367,137                        -
       Other expenses                                                     5,105                    8,863
       Rent expense                                                      68,378                   71,887
       Professional service expense                                     163,604                  146,335
       Licenses & registrations                                          13,361                   11,324
       Travel & entertainment                                             4,873                    1,309
       Data processing expense                                           28,663                   33,971
                                                           ---------------------      -------------------
Total Expenses:                                                       1,731,148                  367,013

                                                           ---------------------      -------------------
Net Loss                                                $              (277,160)   $            (335,114)
                                                           ---------------------      -------------------

Other comprehensive (loss):
Unrealized holding loss, net of tax                                     (40,000)                       -

                                                           ---------------------      -------------------
Comprehensive income                                    $              (317,160)   $            (335,114)
                                                           ---------------------      -------------------

Net loss per share - basic and diluted                  $                 (0.01)   $               (0.02)
                                                           =====================      ===================

Weighted average number
of common shares outstanding
       - basic and diluted                                           24,266,090               22,322,307
                                                           =====================      ===================

                                     See accompanying notes to financial statements

JPC Capital Partners, Inc.
Statement of Changes in Shareholders' Equity

                                                            Convertible          Convertible           Convertible
                                          Common Stock    Preferred Stock A    Preferred Stock B     Preferred Stock C
                                          -------------  ---------  --------  -------------------  --------------------
                                             Shares        Amount    Shares    Amount    Shares      Amount     Shares
                                          -------------  ---------  --------  --------  ---------  ----------  --------


Balance,December 31, 2002                   21,064,294  $  21,064      20    $   -       600,000  $     600       100

     Common stock cancelled for services      (200,000)      (200)      -        -             -          -         -
     Conversion of preferred stock                   -          -     (20)       -      (600,000)      (600)     (100)
     Common stock issued for
      conversion of preferred stock          1,600,352      1,600       -        -             -          -         -
     Issuance of common stock                  684,900        686       -        -             -          -         -
     Capital contributions                           -          -       -        -             -          -         -
     Net loss                                        -          -       -        -             -          -         -

                                           ------------  ---------- --------  --------  ---------  ----------  --------
Balance,December 31, 2003                   23,149,546  $  23,150                -             -          -         -

     Issuance of common stock                  558,000        558       -        -             -          -         -
     Net loss                                        -          -       -        -             -          -         -
     Unrealized holding losses, net of tax           -          -       -        -             -          -         -
                                           ------------  ---------  --------  --------  ---------  ----------  --------
Balance,December 31, 2004                   23,707,546  $  23,708       -    $   -             -  $       -         -
                                           ============  =========  ========  ========  =========  ==========  ========


                                         See accompanying notes to financial statements


JPC Capital Partners, Inc.
Statement of Changes in Shareholders' Equity
(continued)

                                                  Additional    Unrealized holding      Accumulated            Total
                                                   Paid-In          losses net           (Deficit)         Shareholders'
                                                   Capital           of taxes                                 Equity
                                                -------------   -------------------   ---------------    ------------------


Balance,December 31, 2002                      $   5,031,185   $          -         $   (4,804,192)    $       248,657

        Common stock cancelled for services         (249,800)             -                      -            (250,000)
        Conversion of preferred stock             (2,049,371)             -                      -          (2,049,971)
        Common stock issued for
         conversion of preferred stock             2,048,371              -                      -           2,049,971
        Issuance of common stock                     423,814              -                      -             424,500
        Capital contributions                         42,500              -                      -              42,500
        Net loss                                           -              -               (335,114)           (335,114)

                                                -------------   -------------------   ---------------    ------------------
Balance,December 31, 2003                          5,246,699              -             (5,139,306)            130,543

        Issuance of common stock                     278,442              -                      -             279,000
        Net loss                                           -              -               (277,160)           (277,160)
        Unrealized holding losses, net of tax              -        (40,000)                     -             (40,000)
                                                -------------   -------------------   ---------------    ------------------
Balance,December 31, 2004                     $    5,525,141   $    (40,000)        $   (5,416,466)    $        92,383
                                                =============    ==================   ===============    ==================














                                             See accompanying notes to financial statements
                                                                  18

JPC CAPITAL PARTNERS, INC
STATEMENTS OF CASH FLOWS


                                                                             For the Year                For the Year
                                                                                 Ended                      Ended
                                                                           December 31, 2004          December 31, 2003
                                                                         ----------------------    ------------------------
Operating activities:
Net loss                                                               $            (277,160)    $            (335,114)
Adjustments to reconcile net loss to net cash used
       in operating activities:
           Depreciation                                                                3,772                     5,085
           Common stock cancelled                                                          -                  (250,000)

           Decrease in employee advances                                                   -                    94,645
           Net changes in operating assets and liabilities
              Accounts receivable                                                     12,491                    (6,944)
              Reduction in rental deposit                                                  -                    33,189
              Stock received for services                                            (90,000)                        -
              Advances to employees                                                        -                   (16,000)
              Reduction in securities clearing balance                                35,000                         -
              Accounts payable                                                           116                      (422)
                                                                         ----------------------    ------------------------
Net cash used in operating activities                                               (315,781)                  (475,561)

Investing activities:
           Purchase of computer equipment                                             (2,790)                        -
                                                                         ----------------------    ------------------------


Financing activities:
Issuance of common stock                                                             279,000                   424,500
Capital contributions                                                                      -                    42,500
                                                                         ----------------------    ------------------------
Net cash provided by financing activities                                            279,000                   467,000

Decrease in cash and cash equivalents                                                (39,571)                   (8,561)
Cash and cash equivalents at beginning of the year                                    90,174                    98,735
                                                                         ----------------------    ------------------------
Cash and cash equivalents at end of the year                           $              50,603     $              90,174
                                                                         ======================    ========================


Supplemental disclosure of cash flow information:
Cash paid during the period for interest & taxes                       $                   -     $                   -
                                                                         ======================    =========================
Non-cash capital contributions                                         $                   -     $            (250,000)
                                                                         ======================    =========================







                                         See accompanying notes to financial statements
                                                             19

                           JPC Capital Partners, Inc.
                        Notes to the Financial Statements


Note 1. Business and Basis of Presentation

JPC Capital Partners, Inc. (the "Company") is a registered broker/dealer providing public companies with an opportunity to raise capital through the sale of equity positions in the private market. The Company was organized to perform the transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001, the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. In January 2004, the Company increased its emphasis on the more traditional approach to its business. The Company hired James P. Canouse, Scott C. Martin, and Jeffrey M. Canouse to initiate a more traditional marketing program for private placement transactions. They had previously worked for J.P. Carey Securities, Inc., a related party.

Prior to August 2004, the Company offered retail brokerage services. To support this business the Company maintained a clearing arrangement with Fiserv Securities, Inc. Philadelphia, PA. Under the membership agreement with the NASD, the Company was required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii).

Since the Company decided to focus its efforts on the private placement financing business, it amended the membership agreement with the NASD, and reduced the required capital level to $50,000 and subsequently to $5,000. The Company also terminated the clearing arrangement with Fiserv Securities, Inc. and no longer offers retail brokerage services.

The Company is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999.

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company continues to generate revenue or obtains additional capital. The Company's management has indicated it will seek additional capital through the sale of securities if it is unable to consistently generate the required revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003, the application was approved and the company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under that symbol. In July 2004, the Company changed its name to JPC Capital Partners, Inc. and was subsequently assigned a new trading symbol "JPCI."

                           JPC Capital Partners, Inc.
                        Notes to the Financial Statements

Note 2. Significant Accounting Policies

Use of Estimates

Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the financial statements and related notes. Actual results could differ from those estimates.

Revenue Recognition

Commission income, excluding income earned through retail brokerage operations, is recognized on a cash basis, which is the day payment is made to the company. Commission income earned through retail brokerage operations is recognized when earned, on a trade date basis. The Company also earns revenue from investment banking and consulting. Monthly retainer fees for investment banking and consulting are recognized as services are provided. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

Cash and Cash Equivalents

The Company considers any liquid investments with an original maturity of three months or less as a cash and cash equivalent.

Furniture and Equipment

Office equipment is carried at cost and depreciated using accelerated and straight-line methods over their estimated useful lives. Depreciation for the year ended December 31, 2004 of $3,772 is included in expense. Leasehold improvements were carried at cost and amortized using a straight-line method over the term of the office lease. At December 31, 2003, all leasehold improvements had been fully amortized.

Liabilities Subordinated To The Claims of General Creditors

At December 31, 2004 and during the year then ended, the Company had no liabilities subordinated to the claims of general creditors.

Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per share. In accordance with SFAS, No. 128, basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock equivalents had been converted to common stock, as prescribed by SFAS No. 128.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income tax

                           JPC Capital Partners, Inc.
                        Notes to the Financial Statements

assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company incurred a net loss of $277,160 during the year ending December 31, 2004 and had no state or Federal income tax obligation.

The Company had no significant deferred tax effects resulting from the temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ending December 31, 2004 other than net operating loss carryforwards. The Company has net operating loss carryforwards of approximately $4,130,000 at December 31, 2004, which will expire in years beginning in 2019. No tax benefit has been recorded related to the net operating loss, as a full valuation allowance has been recorded against the approximate net deferred tax asset of $1,500,000 related to these carryforwards.

Note 3. Net Capital Requirements

As a registered broker-dealer, JPC Capital Partners, Inc. is subject to the requirements of Rule 15c3-1 ("the net capital rule") of the Securities Exchange Act of 1934. The basic concept of the rule is liquidity; its object being to require a member firm to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker-dealer from permitting its "aggregate indebtedness" to exceed fifteen times its "net capital" as those terms are defined. The Company is required to maintain the greater of minimum net capital of 6 2/3% of aggregated indebtedness or $5,000. On December 31, 2004, the Company's aggregated indebtedness was $10,705 and its net capital as defined was $39,694, which exceeded requirements by $34,694.

Note 4. Furniture and Equipment

At December 31, 2004 furniture and equipment consisted of the following:

                                              Useful Life
                                              -----------
                     Furniture                  5 Years            $ 1,829
                     Telephone equipment        5 Years             19,990
                     Computer equipment         3 Years             71,005
                                                                   -------
                                                                    92,824
                     Accumulated depreciation                     (90,897)
                                                                  --------
                                                                   $ 1,927

Note 5. Commitments and Contingencies

The Company leases its office facilities under a lease that expires in May, 2005. Our net rental expense for year ended December 31, 2004 , after allocation to related parties, totaled $68,378. Rental expense for the year ended December 31, 2003 after allocation to related parties totaled $71,887.

The Company maintains no inventory of securities on site. When securities are purchased or received for services provided, the Company will rely on a clearing agent or recognized financial institution to safekeep the securities and to clear transactions.

In accordance with industry practice, customers and other dealers are not required to deliver cash or securities pursuant to securities transactions until settlement date. The Company is not exposed to risk of loss, other than the loss of commission income, should any counterpart to a securities transaction fail to fulfill his contractual obligation.

The Company has been named as a Defendant in a case filed on July 25, 2004 with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. Case # 2004CV88793. The claims brought by Plaintiffs are based on transactions involving LecStar Corporation, with which the Company had little involvement. Plaintiffs seek compensatory, consequential, derivative and punitive damages from the Defendants in the case. The Company believes the case has no merit and is vigorously defending this suit. The Company has retained Fleming, Fried & Bonder, LLC to represent us in this matter.

                           JPC Capital Partners, Inc.
                       Notes to the Financial Statements

Note 6. Shareholders' Equity

On October 10, 2001, the Company adopted the JPC Capital Partners, Inc. (formally Corpfin.com, Inc.) 2001 Stock Option Plan (the 'Plan'), which expires in 2011 and enables the Company or the Board of Directors to grant incentive stock options and nonqualified stock options for up to an aggregate of 3,000,000 shares of the Company's common stock. Incentive stock options granted under the Plan must conform to applicable federal income tax regulations and have an exercise price not less than the fair market value of the shares at the date of grant (110% of fair market value for ten percent or more shareholders). Other options may be granted on terms determined by the board of directors or a committee of the board of directors.

The Company granted options to employees for 1,000,000 shares of common stock on October 10, 2001. These options are exercisable at $1.25, and have been adjusted for stock splits, and have vested 33% on May 1 in the years 2002-2004.

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

In January, 2004 the Company issued 790,000 shares of Common Stock to the following employees:

John C. Canouse, CEO       200,000 shares
James P. Canouse           200,000 shares
Jeffrey M. Canouse         200,000 shares
Scott C. Martin            100,000 shares
Janet L. Thompson,
Executive Vice President
& Chief Compliance Officer 50,000 shares
Eric W. Smothers           40,000 shares

The stock was issued as compensation for services provided and as an incentive to continue employment with the Company. The Company recorded expense of $395,000 for this stock reflecting an issue price of $.50 per share. Subsequently, on December 31, 2004, the Company rescinded these stock grants and reversed the expense previously recorded for the transaction pursuant to a Stock Cancellation Agreement between these employees and the Company.

As of December 31, 2004, stock options outstanding totaled 775,000 with a weighted average exercise price of $1.25. At December 31, 2004, all outstanding stock options were exercisable. No options were forfeited during 2004. Options granted to Mr. Joseph Tabback, a former employee of the Company, to purchase 150,000 shares of stock will expire on August 31, 2005. The remaining 625,000 outstanding options will expire on October 10, 2006.

During 2004 the Company sold 558,000 shares of common stock to J.P. Carey Asset Management LLC, a related party, for $279,000, an average price of $0.50.

Note 7.  Related Party Transactions

During the year ended December 31, 2004, the Company earned $8,531 from retail brokerage activities with related parties. These include principally members of management, their families, and organizations in which the management and/or their families had an equity interest. In 2003 we had earned $25,826 from these activities.

During the year the Company also paid $367,137 to JP Carey Securities, Inc., a related party, for assistance with our private placement transactions. Without the assistance of JP Carey Securities, Inc. we would have had great difficulty completing these transactions.

Note 8. Financial Instruments

The carrying amounts reported in the balance sheet for cash, restricted cash, advances to employees, receivables and accounts payable approximate fair value based on the short-term maturity of these instruments.

                           JPC Capital Partners, Inc.
                        Notes to the Financial Statements


Note 9. Subsequent Events

In January 2005, the Company sold 35,000 shares of common stock to JP Carey Asset Management LLC, a related party and shareholder for $17,500.

In February 2005, the Company sold 94,000 shares of common stock to JP Carey Asset Management LLC, a related party and shareholder for $47,000.

In March 2005, the Company sold 47,000 shares of common stock to JP Carey Asset Management LLC, a related party and shareholder for $23,500.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 26, 2005.

Name                      Age            Title

John C. Canouse           40             Chief executive officer, chairman and
                                         president
Jimmie N. Carter          58             Executive vice president and chief
                                         financial officer
Jose A. Auffant           36             Executive vice president, secretary and
                                         director
Janet L. Thompson         51             Executive vice president, chief
                                         compliance officer and director

John C. Canouse has served as chief executive officer, chairman and president of JPC Capital Partners, Inc. since our inception. Mr. Canouse was previously employed by and/or consultant to J.P. Carey Enterprises, Inc., a full service international asset management and investment banking firm located in Atlanta, Georgia from 1996 to 2003. From April 1990 until January 1996, Mr. Canouse was employed at International Assets Advisory Corporation, an investment banking firm located in Orlando, Florida specializing in the foreign securities markets with a focus on European bonds and emerging market equities. Mr. Canouse graduated with a BA degree in Business Administration from Stetson University.

Jimmie N. Carter has served as executive vice president and chief financial officer of JPC Capital Partners, Inc. since November 1999, and was elected director in March 2005. Mr. Carter also serves as the chief financial officer for J.P. Carey Securities, Inc. From April 1999 to November 1999, Mr. Carter was the chief financial officer for Argent Securities, Inc. From January 1997 to April 1999, Mr. Carter was a controller for Bristol Hotel, Inc. From January 1995 to January 1997, Mr. Carter was the president of Eau Gallie Development Company. Mr. Carter received an MBA from Temple University and a BS degree from Florida State University.

Jose A. Auffant became executive vice president and secretary of JPC Capital Partners, Inc. in May 2000 and elected director in April 2001. Mr. Auffant also serves as the general counsel and Secretary for J.P. Carey Securities, Inc. and
J. P. Carey Asset Management, LLC. From 1997 to 2000, Mr. Auffant was associated with Winston & Strawn, a Chicago, Illinois based law firm, in its corporate department. Mr. Auffant received a Juris Doctorate degree from Emory University School of Law and a BA degree from Stetson University.

Janet L. Thompson has served as our chief compliance officer since our inception, became our executive vice president in October 2001 and was elected director in April 2002. Ms. Thompson also serves as chief compliance officer of J.P. Carey Securities, Inc., an affiliated investment banking firm located in Atlanta, Georgia. Ms. Thompson was formerly a senior compliance officer with Cambridge Investment Research, Inc., an independent broker/dealer in Iowa. Prior to such position, she served as an assistant vice president and compliance operations manager at INVEST Financial Corporation, a full service broker-dealer based in Tampa, Florida. Ms. Thompson has over 19 years of securities brokerage experience with concentrations in compliance and back office operations, and holds the NASD Series 4, 7, 24, 53 and Series 63 licenses. Ms. Thompson received an associate degree from St. Leo College.

Audit Committee

Our audit committee is comprised of all of our directors. None of the directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engaged by the audit committee.


Audit Committee Financial Expert

Jimmie N. Carter serves as our "audit committee financial expert" as such term is defined in the SEC's rules.

Code of Ethics

We have adopted a corporate code of ethics, which is filed as Exhibit 14 to this Annual Report and applies to all employees of the Company including, but not limited to, our Chief Executive Officer and Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of our company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our company's equity securities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of these filings and written representations from directors and officers, Mr. John C. Canouse and Ms. Janet
L. Thompson were delinquent in filing their Form 4's.

ITEM 10. EXECUTIVE COMPENSATION.

The following table provides information concerning the annual and long-term compensation earned by our chief executive officer and each of the five other most highly compensated executive officers of our company during the last three fiscal years ended December 31.


                                                                                     Long Term Compensation
                                                                              -------------------------------------
                                             Annual Compensation                        Awards             Payouts
                                  ------------------------------------------  ---------------------------  --------
                                                                   Other       Restricted    Securities                 All Other
                         Year                                     Annual         Stock       Underlying     LTIP         Compen-
      Name and          Ended                        Bonus        Compen-       Award(s)      Options/     Payouts       sation
 Principal Position     Dec 31    Salary ($)          ($)       sation ($)        ($)         SARs (#)       ($)           ($)
---------------------  ---------  ---------------  -----------  ------------  -------------  ------------  --------  ---------------

John C. Canouse          2004         $161,000         -             -             -            -             -             -
Chief Executive          2003            (1)           -             -             -            -             -             -
Officer                  2002            (1)           -             -             -            -             -             -

Jimmy B. Holton          2004             -            -             -             -            -             -             -
President                2003             -            -             -             -            -             -
                         2002             -            -             -             -            -             -        $100,322(5)

Jimmie N. Carter         2004          $96,000         -             -             -            -             -             -
Executive VP; Chief      2003          $96,000         -             -             -                          -             -
Financial Officer        2002          $96,000         -             -             -           (4)            -             -

Jose A. Auffant          2004         $150,000         -             -             -            -             -             -
Executive VP;            2003            (2)           -             -             -            -             -             -
Secretary                2002            (2)           -             -             -           (4)            -             -

Joseph P. Tabback        2004          $80,000         -             -             -            -             -             -
Executive VP;            2003         $120,000         -             -             -            -             -             -
Trading Manager          2002         $120,000         -             -             -           (4)            -             -

Janet L. Thompson        2004          $70,000         -             -             -            -             -             -
Executive VP: Chief      2003            (3)           -             -             -            -             -             -
Compliance Officer       2002            (3)           -             -             -           (4)            -             -
Executive VP; Chief

(1) Mr. Canouse was paid $29,235 in 2002 and $14,000 in 2003 by J.P. Carey Enterprises, Inc. In 2003 he was also paid $195,400 by J.P. Carey Asset Management LLC.
(2) Mr. Auffant was paid $87,500 by JPC Capital Partners, Inc. and $62,500 by J.P. Carey Enterprises, Inc. in 2003. He was paid $150,000 by J.P. Carey Enterprises, Inc. in 2002.
(3) Ms. Thompson was paid $70,000 by J.P. Carey Securities, Inc. in 2002 and 2003.

(4) The following table shows options granted to the named executives in October 2001. These options are fully vested. Option grants have been adjusted to reflect the reverse stock split of 1 for 2.5 shares of Common Stock effective February 7, 2002.

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

(5) This amount reflects cash payments made while an independent consultant to JPC Capital Partners, Inc.

Option Grants in Last Fiscal Year

None

Compensation of Directors

Directors do not receive any compensation for serving on our Board of Directors, except that JPC Capital Partners, Inc. reimburses them for any expenses incurred in attending directors' meetings, provided that JPC Capital Partners, Inc. has the resources to pay these fees. No requests for reimbursements were received nor were any fees paid in 2003 or 2004.

Employment Agreements

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us regarding beneficial ownership of JPC Capital Partners, Inc.'s Common Stock as of December 31, 2004 by:

o each person known by us to own, directly or beneficially, more than 5% of JPC Capital Partners, Inc.'s Common Stock,

o each of JPC Capital Partners, Inc.'s executive officers and directors, and

o        all of JPC Capital Partners, Inc.'s officers and directors as a group.

         Except as otherwise indicated, JPC Capital Partners, Inc. believes that the beneficial owners of the Common Stock listed below, based on information furnished by the owners, own the shares directly and have sole investment and voting power over the shares.


Name (1)                                      Number of shares (2)                 Percent Held (3)
--------                                      --------------------                 ---------------

John C. Canouse (4)                             16,475,156                              69.5%
Jimmie N. Carter                                   230,000 (5)                           (6)
Jose A. Auffant                                    280,000 (7)                           1.2%
Janet L. Thompson                                  100,000 (8)                           (6)
Cache Capital (USA) L.P. (9)                     2,633,664                              11.1%
Directors and officers as a group
(4 persons)(4)                                  17,085,156                              70.9%

1. The address for all officers and directors is 555 North Point Center East, 4th Floor, Alpharetta, GA 30022.

2. Information presented includes shares of Common Stock issuable upon the exercise of stock options, which have vested or will vest within 60 days of the date of this Annual Report.

3. Information presented assumes shares of Common Stock issuable upon exercise of stock options of such beneficial owner that have vested or will vest within 60 days of the date of this Annual Report.

4. These shares are beneficially owned by John C. Canouse through The Rearden Trust and The Four Life Trust which are Canouse Family trusts. The address for both trusts is 3rd Floor, Murdoch House, South Quay, Douglas, Isle of Man, IM15AS and the executor for each is City Trust, Ltd., which has sole voting power over all shares in the trusts.John C. Canouse, our president, chief executive officer and chairman, Joseph C. Canouse, James P. Canouse, Jeffrey M. Canouse and Scott C. Martin are beneficiaries of The Rearden Trust and The Four Life Trust, which collectively hold 69.5.% of our outstanding Common Stock as follows:
         The Rearden Trust - 16,395,156 (69.2%) and The Four Life Trust - 80,000 (0.3%). While these individuals are the beneficiaries of the trusts, they do not have any affiliation with City Trust, Ltd. nor do they have voting or investment power over the shares. The control person of City Trust, Ltd. is Rodney Margot, its Chairman and principal owner.

5. Information presented includes 80,000 shares of Common Stock and 150,000 shares of Common Stock which Mr. Carter has the right to acquire upon exercise of stock options.

6.       Ownership percentage is less than 1%.

7. Information presented includes 130,000 shares of Common Stock and 150,000 shares of Common Stock which Mr. Auffant has the right to acquire upon exercise of stock options.

8. Information presented includes 100,000 shares of Common Stock which Ms. Thompson has the right to acquire upon exercise of stock options.

9. The address for Cache Capital (USA) L.P. is 555 North Point Center East, 4th Floor, Alpharetta, GA 30022. Cache Capital (USA) L.P. is controlled by J. P. Carey Asset Management, LLC, its General Partner. Joseph C. Canouse, the brother of John C. Canouse, is the president and sole owner of J. P. Carey Asset Management, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

John C. Canouse, our president, chief executive officer and chairman, is a beneficiary of The Rearden Trust and The Four Life Trust, which collectively hold 70% of our outstanding Common Stock.

We share the services of several employees with J.P. Carey Asset Management, LLC and J. P. Carey Securities, Inc., including John C. Canouse, our president, chief executive officer and chairman, Jimmie N. Carter, our executive vice president and chief financial officer, Jose A. Auffant, our executive vice president and secretary, and Janet L. Thompson, our executive vice president and chief compliance officer. We also benefit from the services provided by employees of the related companies. Generally, shared employees are compensated exclusively by only one of the companies in order to minimize benefit and payroll tax expense. We monitor the amount of time employees devote to each of the companies and allocate the associated labor costs accordingly. We also allocate the office rent expense, communications expense, the cost of healthcare insurance, and other overhead or shared services expense. We recognize any differential in cost and benefit in our financial statements and make the appropriate payment from one company to the other. This is consistent with the SEC shared services accounting procedures promulgated December 2003.

For the year ended December 31, 2004, we earned commissions on retail brokerage activities totaling $8,531, all from related parties or affiliated companies. For the same period in 2003, these related party commissions totaled $25,826.

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

     10.11 First Amendment to Clearing Agreement with Fiserv Securities, Inc. [Incorporated by reference to the same titled exhibit in the Company's 2003 Annual Report on Form 10-KSB (Registration No. 333-74396).]

     16.1 E&Y Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

     16.2 Grassi Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

     14.1        Code of Business Conduct and Ethics

     31.1        Certification of Chief Executive Officer

     31.2        Certification of Chief Financial Officer

     32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

     32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2004 the Company incurred audit fees of $23,362 . These fees were for annual audit services and quarterly reviews. During the year ended December 31, 2003 these fees totaled $18,000. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   JPC Capital Partners, Inc.
                                                   Registrant



                                                  /s/   John C. Canouse
                                                  John C. Canouse
                                                  Chief Executive Officer,
                                                  President and Chairman
                                                  Date:  March 31, 2005

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                  /s/  Jose A. Auffant
                                                  Jose A. Auffant
                                                  Executive Vice President,
                                                  Secretary and Director
                                                  Date:  March 31, 2005

                                                  /s/  Jimmie N. Carter
                                                  Jimmie N. Carter
                                                  Executive Vice President
                                                  and Chief Financial Officer
                                                  Date:  March 31, 2005


                                                  /s/  Janet L. Thompson
                                                  Janet L. Thompson
                                                  Executive Vice President,
                                                  Chief Compliance Officer and
                                                  Director
                                                  Date:  March 31, 2005