Form 10QSB
period 2005-03-31
JPC Capital Partners, Inc.
filed 2005-05-13
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of May 12, 2005 was 23,929,546

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

                                TABLE OF CONTENTS

                                                                    Page No.

PART  I   FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS   (Unaudited)

          Balance Sheet March 31, 2005                                  4

          Statements of Operations for the three month periods ended
          March 31, 2005 and March 31, 2004                             5

          Statements  of Cash Flows for the three  month  periods
          ended March 31, 2005 and March 31, 2004                       6

          Notes to financial statements                                 7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS    9

Item 3.   CONTROLS AND PROCEDURES                                      11

PART II   OTHER INFORMATION
Item 1.   LEGAL PROCEEDINGS                                            13

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  13

Item 3.   DEFAULTS UPON SENIOR SECURITIES                              13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

Item 5.   OTHER INFORMATION                                            13

Item 6.   EXHIBITS                                                     13


          SIGNATURES                                                   14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           JPC Capital Partners, Inc.
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

Assets

Current assets:
Cash                                                         $           52,339
Accounts receivable                                                      12,684
                                                             -------------------

Total Current Assets                                                     65,023

Furniture and equipment, net                                              1,437

Other assets:
Marketable securities                                                    60,000
                                                             -------------------

Total assets                                                 $          126,460
                                                             ===================


Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                             $              142
                                                             -------------------

Total current liabilities                                                   142

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares
authorized, 23,883,546 issued and outstanding                            23,884
Additional paid-in capital                                            5,612,965
Accumulated deficit                                                  (5,480,531)
Unrealized holding losses, net of tax                                   (30,000)
                                                             -------------------

Total shareholders' equity                                              126,318

Total liabilities and shareholders' equity                   $          126,460
                                                             ===================


                 See accompanying notes to financial statements

                           JPC Capital Partners, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                           For the three months ended March 31,
                                                             2005                       2004
                                                    ----------------------      -------------------
Revenues:
      Fees from private placements                  $             164,000       $                -
      Commission income from related parties                            -                    5,003
      Interest Income                                                   1                      246
                                                    ----------------------      -------------------
Total Revenues                                                    164,001                    5,249

Expenses:
      Compensation and benefits                                   140,462                  513,949
      Consulting services from related parties                     32,800                        -
      Professional service expense                                 30,205                   11,778
      Communications                                                7,162                    2,640
      Licenses & registrations                                      1,413                    1,050
      Travel & entertainment                                           60                        -
      Rent expense                                                 14,444                   14,400
      Other expenses                                                  526                      966
      Depreciation                                                    490                    1,000
      Insurance expense                                               150                    1,744
      Advertising expense                                             125                    3,610
      Data processing expense                                         228                    9,303
                                                    ----------------------      -------------------
Total Expenses:                                                   228,065                  560,440
                                                    ----------------------      -------------------
Net Loss                                            $             (64,064)      $         (555,191)
                                                    ======================      ===================

Other comprehensive loss:
Unrealized holding gain, net of tax                                10,000                        -
                                                    ----------------------      -------------------
Comprehensive loss                                  $             (54,064)      $         (555,191)
                                                    ======================      ===================

Net loss per share - basic and diluted              $                0.00       $            (0.02)
                                                    ======================      ===================

Weighted average number
of common shares outstanding
      - basic and diluted                                      23,786,357    (1)        23,846,062
                                                    ======================      ===================

          See accompanying notes to financial statements

 (1) In our filing of May 12, 2004 we reported weighted average shares outstanding of 23,579,463 due to a mathematical miscalculation. We regret this error. The mistake caused no change in the resulting earnings per share for the period.

                           JPC Capital Partners, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                               For the three months ended March 31,
                                                                      2005                 2004
                                                                -----------------    -----------------

Operating activities:
Net loss                                                        $        (64,064)    $       (555,191)
Adjustments to reconcile loss to net cash used
     in operating activities:
          Depreciation                                                       490                1,000
          Stock issued to employees for services                               -              395,000

          Net changes in operating assets and liabilities
          Accounts receivable                                            (12,126)              (1,294)
          Accounts payable                                               (10,564)              24,945
                                                                -----------------    -----------------
Net cash used in operating activities                                    (86,264)            (135,540)

Investing activities:
          Purchase of computer equipment                                       -               (2,590)
                                                                -----------------    -----------------
Net cash used by investing activities                                          -               (2,590)

Financing activities:
Issuance of common stock                                                  88,000              160,500
                                                                -----------------    -----------------
Net cash provided by financing activities                                 88,000              160,500


Decrease in cash and cash equivalents                                      1,736               22,370
Cash and cash equivalents at beginning of period                          50,603               90,174
                                                                -----------------    -----------------
Cash and cash equivalents at end of period                      $         52,339     $        112,544
                                                                =================    =================


Supplemental disclosure of cash flow information:

Non-cash capital contributions                                  $              -     $        395,000
                                                                =================    =================

                 See accompanying notes to financial statements

                        Notes to the Financial Statements
                                 March 31, 2005



1. BUSINESS AND BASIS OF PRESENTATION

JPC Capital Partners, Inc., formally Corpfin.com, Inc., was incorporated in Delaware on April 26, 1999. We are registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934 and are a member of the National Association of Securities Dealers, Inc. ("NASD").

We specialize in arranging private placements for public companies. We also offer consulting services in a limited range of other corporate finance activities, including merger and acquisition services. We have also offered retail brokerage services. However, because we anticipate that most of our future revenues will come from our investment banking and corporate finance activities, and even though we have relied heavily on revenues from retail brokerage activities with related parties since January 2001, we terminated our retail brokerage operations in August 2004. Our principal source of fees in the future is expected to come from commissions associated with completed financings and, to a lesser extent, from fees derived from consulting services.

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

In addition to introducing investors to issuers, we offer our clients services relating to financings and other transactions, including, but not limited to, assistance with planning, analyzing and forecasting long-term financial outlook and needs, with locating, arranging, analyzing, negotiating and obtaining debt and equity resources, and with capital market and investor relations matters. We also offer assistance to our clients with marketing, public relations, acquisitions, strategic planning and business opportunities by introducing them to a network of sector-specific professionals including retail broker-dealers, institutional fund managers, analysts, merger and acquisition specialists, investor/shareholder relations firms and media communications experts.

Retail Brokerage Operation

Prior to August 2004, the Company offered retail brokerage services. To support this business we maintained a clearing arrangement with Fiserv Securities, Inc. Philadelphia, PA. Under our membership agreement with the NASD, we were also required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii).

Since we decided to focus our resources on our private placement financing business, we amended our membership agreement with the NASD, and reduced our required capital level to $50,000 and subsequently to $5,000. We also terminated our clearing arrangement with Fiserv Securities, Inc. We no longer offer retail brokerage services. We estimate that this will save the Company over $150,000 per year in salary, benefits, office rental, and financial data acquisition expense.

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

The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB.


Property and Equipment

At March 31, 2005 property and equipment consisted of the following:

                                                 Useful Life
         Furniture                                 5 Years       $        1,829
         Telephone equipment                       5 Years               19,990
         Computer equipment                        3 Years               71,005
                                                                 ---------------
                                                                         92,824
         Accumulated depreciation                                        91,387
                                                                 ---------------
                                                                 $        1,437
                                                                 ---------------


Related Party Transactions

For the three month period ended March 31, 2004 the company earned $5,003 in commissions from related parties for retail brokerage services. For the three month period ended March 31, 2005 the company paid $32,800 in consulting fees to JP Carey Securities, Inc., a related party for assistance on private placement transactions.

2. COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the periods ended March 31, 2005 and 2004 respectively, was $14,443 and $14,400. During February, 2005, the Company gave our landlord notice that it will not renew its lease unless several changes are made in the terms and conditions. To date, no amended agreement has been reached and it is likely that the Company will relocate.

3. SHAREHOLDERS EQUITY

During the three month period ended March 31, 2005, the Company sold 176,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $88,000.

4. SUBSEQUENT EVENTS

On April 29 and May 02, respectively, 2005, the Company sold 22,000 shares and 24,000 shares of common stock for $11,000 and $12,000 respectively to J.P. Carey Asset Management, LLC, an existing shareholder.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


For the three month period ended March 31, 2004 we recorded total revenue of $5,249. Of this amount $5,003 was earned through our retail brokerage operation. All brokerage revenue was earned from related parties. We also earned $246 in interest income.

For the three month period ended March 31, 2005 we recorded total revenue of $164,001. We earned $1 in interest income. The remaining revenue consisted entirely of private placement fees.

For the three month period ended March 31, 2004, our total expenses, were $560,440, which included a charge of $395,000 for stock issued or granted as an incentive to a number of employees. Subsequently, on December 31, 2004, the Company rescinded these stock grants and reversed the expense previously recorded for the transaction pursuant to a Stock Cancellation Agreement between these employees and the Company.

For purposes of this management discussion we have excluded the expense of $395,000 recorded in January 2004. Without this charge, our expenses for the first quarter of 2004 totaled $165,440. Our expenses for the same period in 2005 totaled $228,065, an increase of $62,625.

For the first quarter respectively, excluding the non-cash charge of $395,000 noted above, Compensation and benefit expense increased from $118,949 in 2004 to $140,462 in 2005, or $21,513. This increase was due primarily to the payment of $49,000 in commissions during 2005. No commissions were paid during the same period in 2004. Payroll taxes increased by $1,577 in 2005 and the amount of payroll expense we allocated to related parties in 2005 declined by $5,642 compared to 2004. This increased our net expense. These net increases were partially offset by a reductions in salary expense of $30,000 paid to an employee who was with the Company in 2004, but no longer with the firm in 2005, and a decrease of $4,706 in the cost of Company paid healthcare insurance.

Professional service expense increased from $11,778 to $30,205. The net increase of $18,427 included $13,886 in legal expenses we incurred because of the lawsuit filed by First Empire Corporation, in which we are named. We also had a net increase of $8,600 in additional accounting expense primarily for tax advice and research provided by an outside firm. Offsetting these increases were reductions in clearing expense of $3,623 and the cost to transfer our stock of $436.

Our cost for communication increased $4,522 due to increased utilization of long distance services and an increase in telephone expense previously included by our landlord in rental charges. Previously we estimated the cost of fax, telephone, long distance, and other communication charges as part of our monthly rent invoice. The cost of these elements is now identified individually in our monthly rent invoice.

Our expense for licenses and registration increased by $363 in 2005, due to an increase in fees paid to the NASD because of higher revenues. A portion of the NASD assessment is based upon the amount of the firm's revenue.

Travel and entertainment increased by $60 and rent expense increased by $44.

In 2005, data processing expense decreased a total of $9,075 from $9,303 in 2004 to $228 in 2005. Of this decrease, $7,680 was due to the termination of our agreement with NASDAQ in September 2004. In addition, during March 2005, we received a refund of $2,775 from NASDAQ representing the return of mandatory fees we had prepaid in 2000. In 2004, we had allocated $1,380 of our data processing expense to a related company. This reduced the net expense reflected on the Company's financials. In 2005 we had no justification to allocate any of this expense. This effectively increased our net expense in 2005.

Insurance expense declined from $1,744 in 2004 to $150 in 2005. This decrease in expense is due primarily to the timing of implementing new insurance coverage and of certain refunds the Company received during 2004. During the first quarter of 2004 we purchased a new workmen's compensation policy and recorded expense of $2,156. We also recorded $150 in expense for mandatory SIPC insurance. In addition, we received a refund from a previous insurance carrier in the amount of $562. This resulted in a net insurance expense of $1,744 for the quarter. During the same period in 2005 we have only recorded the SIPC insurance in the amount of $150.

Advertising expense decreased by $3,485. In 2004, we expensed $3,275 for the initial services (start-up expense) of Standard & Poor's regarding the public registration and listing of our common stock on the OTCBB and for the publication of certain information about that registration in various states. This charge was not repeated in 2005. We also expensed $335 for distribution and publication of various press releases in 2004, which declined to $125 in 2005

Other expenses declined $440 for the comparable periods. A miscellaneous tax refund recorded in 2005, which reduced our net expense, represented $335 of this decrease. The remaining reduction of $105 was primarily office supply expense.

In 2005, we recorded expenses of $32,800 for consulting services to related parties. This represented our cost for the assistance of JP Carey Securities, Inc. on the successful closing of private placement transactions, which resulted in the receipt of $164,000 in revenue. We did not record a similar expense in 2004.

Overall, the Company is pleased with the results of the first quarter. The performance is consistent with trend we have established during the past several years. The strategic decisions made by management during this period have began to produce improvements in our financial performance. Our losses per share have consistently declined during the past five years, having dropped from $.06 per share in 2000 to $.01 per share in 2004. We are encouraged by these results considering we have operated in an extremely difficult market for private equities over this period.

Liquidity

For the three months ended March 31, 2004, the Company used $135,540 in cash from operations. We also invested $2,590 in upgrades to our computer equipment. These funds were generated from the sale of $160,500 in stock to J.P. Carey Asset Management LLC, an existing shareholder, which produced an increase in our unrestricted cash of $22,370.

For the same period in 2005, we used net cash of $86,264 in operations. We generated cash of $88,000 through the sale of stock to J.P. Carey Asset Management LLC, increasing our unrestricted cash by $1,736.

On March 31, 2005, we had $52,339 in cash. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

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

There is no assurance that we will continue to generate revenue at the level attained in 2004. (See our 10 KSB filed on March 30, 2005) However, the Company's management is optimistic that our business strategy will be successful. Prior to 2004, most of the Company's financial resources had been provided by its founding investors and affiliated parties, who have no obligation to provide additional funds. The Company does not have any credit facilities or other commitments for debt or equity. No assurances can be given that financing will be available. If we are unable to produce revenue or obtain financing, we will be forced to curtail or terminate our operations or seek other business opportunities through strategic alliance or other business combinations that may dilute the interest of current shareholders. We are not seeking any such combinations at this time.

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

Revenue Recognition

We have earned revenue from retail brokerage services, consulting services, and private placement transactions. We have terminated our retail brokerage services. Monthly retainer fees for investment banking and consulting are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three month period ended March 31, 2005, the Company sold 176,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $88,000. These funds were used for general working capital purposes. The Company did not repurchase any of its equity securities during this period.

In addition to the sales noted above on April 29 and May 02, respectively, 2005, the Company sold 22,000 shares and 24,000 shares of common stock for $11,000 and $12,000 respectively to J.P. Carey Asset Management, LLC, an existing shareholder.

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

                                              JPC CAPITAL PARTNERS, INC.
                                              Registrant


                                              /s/   John C. Canouse
                                              ----------------------------------
                                                    John C. Canouse
                                              Chief Executive Officer, President
                                              and Chairman
                                              Date:        May 13, 2005

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              /s/  Jose A. Auffant
                                              ----------------------------------
                                                   Jose A. Auffant
                                              Executive Vice President,
                                              Secretary and Director
                                              Date:        May 13, 2005

                                              /s/  Jimmie N. Carter
                                              ----------------------------------
                                                   Jimmie N. Carter
                                              Executive Vice President, Chief
                                              Financial Officer and Director
                                              Date:        May 13, 2005

                                              /s/  Janet L. Thompson
                                              ----------------------------------
                                                   Janet L. Thompson
                                              Executive Vice President, Chief
                                              Compliance Officer and Director
                                              Date:        May 13, 2005