Form 10QSB
period 2005-06-30
JPC Capital Partners, Inc.
filed 2005-08-11
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of August 11, 2005 was 24,006,546.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

                                TABLE OF CONTENTS
                                                                        Page No.

PART  I         FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS   (Unaudited)

                Balance Sheet June 30, 2005                                4

                Statements of Operations for the three month
                periods ended June 30, 2005 and June 30, 2004              5

                Statements of Operations for the six month
                periods ended June 30, 2005 and June 30, 2004.             6

                Statements of Cash Flows for the six month
                periods ended June 30, 2005 and June 30, 2004              7

                Notes to unaudited financial statements.                   8

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS                                        10

Item 3.         CONTROLS AND PROCEDURES                                   12

PART II         OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS                                         13

Item 2.         UNREGISTERED SALE OF EQUITY SECURITIES AND
                USE OF PROCEEDS                                           13

Item 3.         DEFAULTS UPON SENIOR SECURITIES                           13

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       13

Item 5.         OTHER INFORMATION                                         13

Item 6.         EXHIBITS                                                  13


                SIGNATURES                                                14

                           JPC Capital Partners, Inc.

                                  Balance Sheet

                                  June 30, 2005

                                   (Unaudited)


PART I - FINANCIAL INFORMATION

Assets

        Current Assets
        Cash                                                    $     95,579
        Accounts receivable related parties                            6,494
                                                                =============
        Total current assets                                         102,073


        Furniture and equipment, net                                   1,088

        Other assets:
        Advances on commissions                                        6,000
                                                                -------------
        Total assets                                            $    109,161
                                                                =============

Liabilities and shareholders' equity
        Shareholders' equity
         Common stock, $.001 par value:
         95,000,000 shares authorized, 24,006,546 issued
         and outstanding                                        $     24,007

        Paid in capital                                            5,674,342

        Accumulated deficit                                       (5,589,188)
                                                                -------------
        Total Liabilities and shareholders' equity              $    109,161
                                                                =============


            See accompanying notes to unaudited financial statements

                           JPC Capital Partners, Inc.

                            Statements of Operations

                                   (Unaudited)


                                            For the three months ended June 30,
                                                 2005              2004
                                            ---------------   ---------------
Revenues:

        Fee from private placements         $     74,000      $    335,508
        Commissions from related parties               -             2,583
        Interest income                                4               232
                                            ---------------   ---------------
Total revenue                                     74,004           338,323


Expenses:

        Compensation and benefits                 76,352           317,568
        Professional service expense              15,148            40,270
        Communications                             4,920             5,618
        Licenses & registration                    1,832               878
        Loss on sale of marketable
        securities                                40,068                 -
        Travel & entertainment                     1,290                 -
        Rent                                      15,802            13,666
        Other expenses                            20,625            19,864
        Depreciation                                 349             1,215
        Advertising                                3,275               750
        Data processing                            3,000            10,680
                                            ---------------   ---------------
Total expenses                              $    182,661      $    410,509

Net loss                                    $   (108,657)     $    (72,186)
                                            ===============   ===============

Net loss per share - basic and diluted      $      (0.00)     $      (0.00)

Weighted average number of common shares

Outstanding - basic and diluted               23,944,920        24,318,876



            See accompanying notes to unaudited financial statements.

                           JPC Capital Partners, Inc.

                            Statements of Operations

                                   (Unaudited)

                                            For the six months ended June 30,
                                            ---------------------------------
                                                 2005              2004
                                            ---------------   ---------------
Revenues:

        Fee from private placements         $    238,000      $    335,508

        Commissions from related parties               -             7,586
        Interest income                                5               478
                                            ---------------   ---------------
Total revenue                                    238,005           343,572

Expenses:

        Compensation and benefits                216,814           436,517
        Non-cash compensation                          -           395,000
        Professional service expense              45,353            52,048
        Communications                            12,081             8,258
        Licenses & registration                    3,245             1,928
        Loss on sale of marketable
         securities                               40,068                 -
        Travel & entertainment                     1,350                 -
        Rent                                      30,245            28,067
        Commissions paid to related parties       52,550            18,500
        Other expenses                             1,403             2,329
        Insurance                                    150             2,215
        Depreciation                                 839             1,744
        Advertising                                3,400             4,360
        Data processing                            3,228            19,983
                                            ---------------   ---------------

Total expenses                              $    410,726      $    970,949


Net loss                                    $   (172,721)     $   (627,377)
                                            ===============   ===============

Net loss per share - basic and diluted      $      (0.01)     $      (0.03)

Weighted average number of common shares

Outstanding - basic and diluted               23,866,076        24,082,469



            See accompanying notes to unaudited financial statements.

                           JPC Capital Partners, Inc.

                            Statements of Cash Flows

                                   (Unaudited)


                                               For the six months ended June 30,
                                               ---------------------------------
                                                    2005              2004
                                               ---------------   ---------------

Operating activities:
      Net loss                                 $   (172,721)     $   (627,377)

Adjustments to reconcile net loss to net
cash used in operating activities:
      Depreciation                                      839             2,215
      Loss on sale of marketable securities          40,068                 -
      Stock issued to employees for services              -           395,000

Net change in operating assets and liabilities:
      Advances to employees                          (6,000)                -
      Accounts receivable from related parties       (5,935)           13,049
      Accounts payable                              (10,707)            2,152
                                               ---------------   ---------------
Net cash used in operating activities:             (154,456)         (214,961)

Investing activities:
        Proceeds from sale of marketable
         securities                                  49,932                 -
        Purchase of computer equipment                    -            (2,590)
                                               ---------------   ---------------
Net cash provided by (used in)
 investing activities                                49,932            (2,590)

Financing activities:
        Issuance of common stock                    149,500           227,500
                                               ---------------   ---------------
Net cash provided by financing activities           149,500           227,500

Increase in cash and cash equivalents                44,976             9,949
Cash and cash equivalents at beginning
 of period                                           50,603            90,174
                                               ---------------   ---------------
Cash and cash equivalents at end of period     $     95,579      $    100,123
                                               ===============   ===============
Supplemental disclosure of cash
 flow information:
        Non-cash capital contributions                    -           395,000



            See accompanying notes to unaudited financial statements.

                           JPC Capital Partners, Inc.
                   Notes to the unaudited financial statements
                                  June 30, 2005


1. BUSINESS AND BASIS OF PRESENTATION

JPC Capital Partners, Inc., (the "Company") is a registered broker/dealer providing public companies with an opportunity to raise capital through the sale of equity positions in the private market. The Company was organized to perform the transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). For this introduction and other assistance, the Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001 the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. The Company is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999 as Corpfin.com, Inc. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003 the application was approved and the company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under that symbol. In July 2003, the Company changed its name to JPC Capital Partners, Inc. and was subsequently assigned a new trading symbol "JPCI.OB"


Basis of Presentation

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtains additional capital or generates additional revenue. The Company's management has indicated it would seek additional capital through the sale of securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability or classification of assets or the amounts and classification of liabilities, which could result from the outcome of this uncertainty.

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

Property and Equipment

At June 30, 2005 property and equipment consisted of the following:

                                Useful Life
                                -----------
        Furniture                 5 Years          $    1,829
        Telephone equipment       5 Years              19,990
        Computer equipment        3 Years              70,805
                                                   -----------
                                                       92,624
        Accumulated depreciation                      (91,536)
                                                   -----------
                                                   $    1,088
                                                   -----------


Related Party Transactions

For the six month period ended June 30, 2004, the Company earned $7,586 in commission revenue from related parties for retail brokerage services. No retail services were offered in 2005 and no commissions were earned. The Company also paid $18,500 in 2004 and $52,550 in 2005 to related parties for assistance on private placement transactions

2.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the six month periods ended June 30, 2005 and 2004 respectively, was $30,245 and $28,067. During July, 2005, the Company renewed its office lease for one year, effective June 1. The lease will expire in May 2006 and requires minimum annual rental payments of approximately $102,000. This amount includes office space rental and a minimum monthly charge for telephone services of $1,800.

In August 2004, the Company had been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. case # 2004 cv 88793. In June, 2005, the Company was dropped as defendant in this lawsuit.


3.  SHAREHOLDERS EQUITY

During the six month period ended June 30, 2005, the Company sold 299,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $149,500.

4. SUBSEQUENT EVENTS

Effective July 15, 2005 Jose A. Auffant resigned as an officer and director of the firm to accept a position with another company. There were no disagreements with the Company on any matters relating to the Company's operations, policies or practices, that prompted Mr. Auffant's resignation, nor was Mr. Auffant removed for cause.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

As discussed in previous reports, we operate under a shared service agreement with JP Carey Securities, Inc. and JP Carey Asset Management, LLC. Certain staff members work for more than one of these participating companies. Expenses paid by one of the companies, where benefits accrue to one or both of the other companies, are allocated based upon time, revenue produced, and/or transactions completed. When one company completes a transaction, an estimate is made of the time and expense contributed to the transaction by staff members employed by another company. These estimated costs, which could include payroll, benefits, rent, communications, and other expense, are then allocated back to the company completing the transaction. Accordingly, the number of completed transactions greatly affects the allocation of expenses for all of the participating companies.

The Company recorded a net loss of $172,721 ($.01 per share) for the six months ended June 30, 2005, as compared to a loss of $627,377 ($.03 per share) for the same period in 2004. The 2004 results included a non-cash charge of $395,000 to recognize the cost of stock issued to employees. This charge was reversed in December 2004. For purposes of this discussion, hereafter, we have excluded the $395,000 from expenses for the six months ended June 30, 2004 in order to present more comparative financials.

For the six months period ended June 30, 2005 we recorded total revenue of $238,005. This was a decrease from the $343,572 earned in the same period in 2004 of approximately 29 %. In 2005 we earned $238,000 from private placement transactions and $5 in interest income. For the six month period ended June 30, 2004 our revenue included $335,508 from private placement transactions, $7,586 from related parties for retail brokerage services, and $478 in interest income.

For the six month period ended June 30, 2005, total expense was $410,726, a decrease of $165,223 verses the same period in 2004.

For the six month periods ended June 30, 2005 and 2004, respectively, excluding non-cash compensation as noted above, compensation and benefit expense declined to $216,814 from $436,517, or $219,703. This included a decrease in commission payments of $95,000 due to fewer completed transactions. It also includes a decrease of $111,865 in Officer compensation due to the departure Joseph Tabback, our former trader, Jose Auffant, our former general counsel, and a reduction in payments to John C. Canouse, our CEO. Mr. Auffant resigned as an employee and director effective July 15, but had previously taken a leave of absence in May. As a result of the reduction in commission payments and officer's compensation our payroll tax payments declined by $16,003. The reduction in compensation and benefit expense for commissions, salaries, and taxes was offset by a net increase of $3,165 in other compensation and benefit expense. This category consists primarily of employee health insurance and the net allocations of payroll expense from related parties. For the six months ended June 30, 2005, the cost of health insurance increased by $7,419 verses the same period in 2004. However, allocation of our expenses to related parties also increased by $4,254, resulting in a net increase of $3,165 in this category.

For the six month period ended June 30, 2005 commission paid to related parties increased to $52,550 from a net expense of $18,500 for the same period ended 2004. This increase was a result of payments to JP Carey Securities, Inc. for assistance on two private placement transactions completed in 2005. In 2004, the Company had made a net payment of $18,500 to JP Carey Securities for assistance on transactions. The Company had received $80,000 and paid $98,500 for assistance provided on two transactions completed. In 2005 to date, we have not assisted JP Carey Securities, Inc. on any transactions.

For the six month period ended June 30, rent expense increased from $28,067 in 2004, to $30,245 in 2005. This was a result of an increase in the use of facilities and services provided by our landlord and an increase in our rental rate.

Communications expense, which includes telephone and postage & delivery, increased from $8,258 in 2004 to $12,081 in 2005. The expense for 2004 included a one time credit from telephone vendors of $4,731. Without that credit, telephone expense would have been $11,803. Telephone expense for the same period in 2005 was $11,618. Postage and overnite expense declined by $723, to $463 due to fewer deliveries.

We incurred $1,350 in travel & entertainment expense in 2005 as a result of one trip. There were no expenses for travel or entertainment during the first six months of 2004.

We also realized a loss of $40,068 on the sale of stock we had received in 2004 as part of our compensation on a private placement transaction. In 2004 we had recorded income of $90,000 for this stock. This amount represented the fair market value of the stock at the time we received it. Subsequently, in 2004, we recorded an unrealized loss of $40,000 on this stock reflecting the decline in its market value.

Our expense for licenses and registration increased from $1,928 in 2004 to to $3,245 in 2005.Our assessment from the NASD increased $1,687. Our state assessments decreased $370.

Depreciation expense declined $1,376 to $839 as most of our depreciable assets have been fully depreciated.

Data processing expense decreased by a net amount of $16,755, from $19,983 in 2004 to $3,228 in 2005. As reported previously, in 2004 we terminated our contract for access to the NASDAQ. This accounted our expense reduction in this category.

Advertising expense declined by $960 because we made substantially fewer press releases in 2005 verses 2004.

Professional service expense decreased from $52,048 in 2004 to $45,353, in 2005, or $6,695. For the period ended June 30, our Legal expense declined in 2005 by $3,264 due to fewer legal services needed in conjunction with our private placement transactions. Our cost for accounting services increased by $13,988 for the same period due to additional assistance on tax matters and mandatory outside audits of our anti-money laundering policy. In 2004, we paid $8,600 in referral fees and $8,513 in clearing expenses. We did not incur either of these expenses in 2005. Our other professional service expense decreased by $306.

During the six month period ended June 30, 2005 we incurred $1,403 in other expenses, a decrease of $926 verses the same period in the prior year. This decrease was due to a reduction in state taxes. Also, our insurance expense declined from $1,744 in 2004, to $150 in 2005 due primarily to a decrease in workmans compensation insurance.


Liquidity

To date, most of the Company's financial resources have been provided by its founding investors and related parties, who have no obligation to provide additional funds. The Company does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that financing will be available if necessary.

For the six month period ended June 30, 2004 we used net cash of $214,961 in operations, invested $2,590 in new computer equipment, and sold 455,000 shares of common stock for $227,500. All stock was purchased by JP Carey Asset Management, LLC, an existing shareholders and related party.

For the six month period ended June 30, 2005 we used net cash of $154,456 in operations, generated $49,932 from the sale of marketable securities, and generated $149,500 from the sale of 299,000 shares of common stock for. All stock was purchased by JP Carey Asset Management, LLC, an existing shareholders and related party.

At June 30, 2005, we had unrestricted cash of $95,579. Without additional stock sales, capital contributions, or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis.

If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we incur, we must substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that might dilute the interests of existing shareholders. We are not currently seeking such business opportunities and, therefore, have not entered into any preliminary negotiations or agreements with any company or agent as of the date of this report.

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

Revenue Recognition

We earn revenue from the private placement of equity securities for public companies. We are paid a fee, referred to as a commission, when a transaction is completed. Generally the payment is based on a percentage of the total value of the transaction and is recognized when it is received.

We also earn revenue from consulting, which is recognized as earned.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 21, 2005 the Company filed form 8-K reporting that it had been dropped as a defendant in the case filed on July 25, 2004 with the Superior Court of Fulton County, State of Georgia, entitled First Empire Corporation, et al. v. John C. Canouse, et al. Case # 2004CV88793.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2005, the Company sold 299,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $149,500. These funds were used for general working capital purposes. During this same period the Company did not repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS.

(a)  Exhibits

   Exhibit #     Description



     31.1      Certification  of  Chief  Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 302 Sarbanes-Oxley Act of 2002

     31.2      Certification  of  Chief Financial  Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 302 Sarbanes-Oxley Act of 2002

     32.1      Certification of  Chief  Executive  Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

     32.2      Certification of  Chief  Financial Officer  Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

     99.1 Order granting Plaintiffs' Motion to Drop Parties by the Superior Court of Fulton County, State of Georgia (Incorporated by reference to the same titled exhibit in the Company's Report on Form 8-K filed June 21, 2005 (Registration No. 333-74396).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              JPC CAPITAL PARTNERS, INC.
                                              Registrant



                                              /s/   John C. Canouse
                                              ----------------------------------
                                              John C. Canouse
                                              Chief Executive Officer, President
                                              and Chairman
                                              Date:        August 11, 2005

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                              /s/  Jimmie N. Carter
                                              ----------------------------------
                                              Jimmie N. Carter
                                              Executive Vice President and Chief
                                              Financial Officer
                                              Date:        August 11, 2005

                                              /s/  Janet L. Thompson
                                              ----------------------------------
                                              Janet L. Thompson
                                              Executive Vice President, Chief
                                              Compliance Officer and Director
                                              Date:        August 11, 2005