Form 10QSB
period 2005-09-30
JPC Capital Partners, Inc.
filed 2005-11-08
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of November 08, 2005 was 24,006,546


Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                           FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates, hopes, words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and November be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

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

                                TABLE OF CONTENTS
                                                                        Page No.

PART I   FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS   (Unaudited)

         Balance Sheet  September 30, 2005                                  4

         Statements of Operations for the three month periods
         ended September 30, 2005 and September 30, 2004                    5

         Statements of Operations for the nine month periods
         ended September 30, 2005 and September 30, 2004.                   6

         Statements of Cash Flows for the nine month periods
         ended September 30, 2005 and September 30, 2004.                   7

         Notes to unaudited financial statements.                           8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        10

Item 3.  CONTROLS AND PROCEDURES                                           13

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                 13

Item 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS        13

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                   13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

Item 5.  OTHER INFORMATION                                                 13

Item 6.  EXHIBITS                                                          14

         SIGNATURES

PART I - FINANCIAL INFORMATION

                            JPC Capital Partners, Inc.
                                  Balance Sheet
                                September 30, 2005
                                   (Unaudited)


Assets

Current assets
Cash                                                            $        91,138
Accounts receivable from related parties                                 13,912
                                                                ----------------
Total current assets                                                    105,050

Furniture and equipment, net                                              4,759

Other assets
Advances on commissions                                                   6,000
                                                                ----------------
Total assets                                                    $       115,809
                                                                ================

Liabilities and shareholders' equity

Current liabilities
Accounts payable                                                $         2,000
                                                                ----------------

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares
authorized, 24,006,546 issued and outstanding                            24,007
Additional paid-in capital                                            5,674,342
Accumulated deficit                                                  (5,584,540)
                                                                ----------------
Total shareholders' equity                                              113,809
                                                                ----------------

Total liabilities and shareholders' equity                      $       115,809
                                                                ================

            See accompanying notes to unaudited financial statements.

                              JPC Capital Partners
                            Statements of Operations
                                   (Unaudited)

                                                    For the three months
                                                     ended September 30,
                                          --------------------------------------
                                                 2005                  2004
                                          ------------------     ---------------
Revenues
  Fees from private placements            $         270,900      $      426,250
  Consulting income                                       -              25,000
  Commissions from related  parties                       -                 944
  Interest income                                       297                 347
                                          ------------------     ---------------

Total revenues                                      271,197             452,541

Expenses
  Compensation and benefits                         163,564             280,251
  Advertising                                             -                 485
  Depreciation                                          524                 964
  Communications                                      7,490               2,711
  Insurance                                             467                 985
  Other expenses                                      1,798                 647
  Rent                                               14,309              19,914
  Commissions paid to related parties                70,000             149,537
  Professional services                               4,820              63,548
  License and registration fees                         328               1,602
  Travel and entertainment                                -               4,082
  Data processing                                     3,250               5,560
                                          ------------------     ---------------

Total expenses                                      266,550             530,286

Net income (loss)                         $           4,647      $      (77,745)
                                          ==================     ===============


Net income (loss) per share -
basic and diluted                         $            0.00      $        (0.00)
                                          ==================     ===============



Weighted average number of common
shares outstanding - basic and diluted           24,006,546          24,420,307
                                          ==================     ===============


            See accompanying notes to unaudited financial statements.

                           JPC Capital Partners, Inc.
                            Statement s of Operations
                                   (Unaudited)

                                                    For the Nine Months
                                                     ended September 30,
                                          --------------------------------------
                                                 2005                  2004
                                          ------------------     ---------------
Revenues
  Fees from private placements            $         508,900      $      761,758
  Consulting income                                       -              25,000
  Commission income from related parties:                 -               8,531
  Interest income                                       302                 824
                                          ------------------     ---------------
Total Revenues                                      509,202             796,113

Expenses
  Compensation and benefits                         380,378             716,767
  Stock issued for services                               -             395,000
  Advertising expense                                 3,400               4,845
  Depreciation                                        1,362               3,179
  Communications                                     19,571              10,969
  Insurance expense                                     617               2,729
  Loss on securities sold net of taxes               40,068                   -
  Other expenses                                      3,201               2,977
  Rent expense                                       44,554              47,980
  Commissions paid to related parties               122,550             168,037
  Professional service expense                       50,173             115,691
  License and registration fees                       3,574               3,530
  Travel and entertainment                            1,350               4,082
  Data processing expense                             6,478              25,543
                                          ------------------     ---------------
Total Expenses                                      677,276           1,501,329

Net loss                                  $        (168,074)     $     (705,216)
                                          ==================     ===============

Net loss per share - basic and diluted    $           (0.01)     $        (0.03)
                                          ==================     ===============

Weighted average number of common shares
outstanding - basic and diluted                  23,913,414          24,195,904
                                          ==================     ===============

            See accompanying notes to unaudited financial statements

                           JPC Capital Partners, Inc.
                            Statements of cash flows
                                   (Unaudited)


                                                    For the nine months ended September 30,
                                                         2005                   2004
                                                   -----------------      ------------------
Operating activities:
Net loss                                           $       (168,074)      $        (705,216)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                                1,362                   3,179
  Realized holding loss on securities                        40,000                       -
  Sale of  marketable securities                             50,000                       -
  Common stock issued for services                                                  395,000
  Net changes in operating assets and liabilities
    Advances to employees                                    (6,000)                      -
    Accounts receivable                                     (13,353)                  9,418
    Accounts payable and accrued expenses                    (8,705)                 (4,292)
                                                   -----------------      ------------------
Net cash used in operating activities                      (104,770)               (301,911)

Investing activities:
Purchase of computer equipment                               (4,195)                 (2,790)
                                                   -----------------      ------------------
Net cash used in investing activities                        (4,195)                 (2,790)

Financing activities:
Sale of common stock                                        149,500                 257,500
                                                   -----------------      ------------------
Net cash provided by financing activities                   149,500                 257,500

Increase in cash and cash equivalents                        40,535                 (47,201)
Cash and cash equivalents at beginning of period             50,603                  90,174
                                                   -----------------      ------------------
Cash and cash equivalents at end of period         $         91,138       $          42,973
                                                   =================      ==================

Supplemental disclosure of cash flow information:
Non-cash capital contributions                     $              -       $         395,000
                                                   =================      ==================



            See accompanying notes to unaudited financial statements.

                           JPC Capital Partners, Inc.
                   Notes to the unaudited financial statements
                               September 30, 2005



1. BUSINESS AND BASIS OF PRESENTATION

JPC Capital Partners, Inc., (the "Company") is a registered broker/dealer providing public companies with an opportunity to raise capital through the sale of equity positions in the private market. The Company was organized to perform the transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). For this introduction and other assistance, the Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001 the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. The Company is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999 as Corpfin.com, Inc. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003 the application was approved and the company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under that symbol. In July 2003, the Company changed its name to JPC Capital Partners, Inc. and was subsequently assigned a new trading symbol "JPCI.OB"

We have entered into discussions with a private company which has indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Management is currently evaluating the potential benefit for our shareholder's of such a transaction. There are many considerations and uncertainties in such a transaction, most of which have unknown outcomes. This undertaking, should it be completed, could result in a significant restructuring of the Company include the possibility that the Company would no longer exist as a public enterprise in its present form or organization. Further, there is no assurance that our shareholder's long term value would be maximized if the transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, this transaction may be the best option available to management at this time.

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


Property and Equipment

At September 30, 2005 property and equipment consisted of the following:

                                   Useful Life
         Furniture                   5 Years                       1,829
         Telephone equipment         5 Years                      19,990
         Computer equipment          3 Years                      75,200
                                                                ---------
                                                                  97,019
         Accumulated depreciation                                (92,260)
                                                                ---------
                                                                   4,759




Related Party Transactions

For the nine month period ended September 30, 2004, the Company earned $8,531 in commission revenue from related parties for retail brokerage services. No retail brokerage services were offered in 2005 and no commissions were earned. For the nine month period ended September 30, 2004 the Company paid $168,037 to related parties for assistance on private placement transactions. For the same period in 2005, we paid $122,550.


2.  COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the nine month periods ended September 30, 2005 and 2004 respectively, was $44,554 and $47,980. During July, 2005, the Company renewed its office lease for one year, effective June 1. The lease will expire in May 2006 and requires minimum annual rental payments of approximately $102,000. This amount includes office space rental and a minimum monthly charge for telephone services of $1,800.

In July 2004, the Company had been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. case # 2004 cv 88793. In June, 2005, the Company was dropped as defendant in this lawsuit.


3.  SHAREHOLDERS EQUITY

During the nine month period ended September 30, 2005, the Company sold 299,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $149,500.

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

The Company recorded a net loss of $168,074 ($.01 per share) for the nine months ended September 30, 2005, as compared to a loss of $705,216 ($.03 per share) for the same period in 2004. The 2004 results included a non-cash charge of $395,000 to recognize the cost of stock issued to employees. This charge was reversed in December 2004. For purposes of this discussion, hereafter, we have excluded the $395,000 from expenses for the nine months ended September 30, 2004 in order to present more comparative financials.

For the nine month period ended September 30, 2005 we recorded total revenue of $509,202. This was a decrease from the $796,113 earned in the same period in 2004 of approximately 36 %. This year we earned $508,900 from private placement transactions and $302 in interest income. For the nine month period ended September 30, 2004 our revenue from private placement transactions was $761,758. We also earned $25,000 from consulting, $8,531 from related parties for retail brokerage services, and $824 in interest income.

For the nine month period ended September 30, 2005, total expense was $677,276. Excluding the non-cash charge of $395,000 related to the stock issued to employees in 2004, our total expense decreased by $429,053 versus the same period in 2004.

For the nine month periods ended September 30, 2005 and 2004, respectively, excluding non-cash compensation as noted above, compensation and benefit expense declined to $380,378 from $716,767, or $336,389. This included a decrease in commission payments of $133,000 due to fewer completed transactions. It also includes a decrease of $184,565 in officer compensation due to the departure Joseph Tabback, our former trader, Jose Auffant, our former general counsel, and a reduction in payments to John C. Canouse, our CEO. Mr. Auffant resigned as an employee and director effective July 15, but had previously taken a leave of absence in May. As a result of the reduction in commission payments and officer's compensation our payroll tax payments declined by $21,821. The reduction in compensation and benefit expense for commissions, salaries, and taxes was offset by a net increase of $2,997 in other compensation and benefit expense.

Other compensation and benefit expense consists primarily of employee health insurance expense net of employee contributions toward the cost of insurance, miscellaneous employee benefits, and the net allocations of payroll expense from related parties. For the nine months ended September 30, 2005, the cost of health insurance and miscellaneous employee benefits increased by $2,326 due primarily to increased insurance coverage, versus the same period in 2004. In addition, employee contributions toward healthcare coverage declined by $5,4 11, resulting in an increase to the Company. These increases were offset by an increase in allocations of payroll expense to related parties of $4,740, resulting in a net increase of in other compensation and benefit expense of $2,997 versus the same period in 2004.

For the nine month period ended September 30, 2005 commissions paid to related parties declined by $45,487 to $122,550. This decrease was a result of lower payments to JP Carey Securities, Inc. for assistance on fewer private placement transactions completed.

For the nine month period ended September 30, 2005 rent expense decreased from $47,980 in 2004, to $44,554 in 2005. This was a result of an increase in the allocation of rental expense to related parties, resulting in a reduction in expense to the Company. As previously reported, the Company renewed its lease with the current landlord in July of this year. Several amendments were included in the renewal and the new lease will increase our annual rental expense approximately $9,000.

Communications expense, which includes telephone, postage, and delivery, increased from $10,969 in 2004 to $19,571 in 2005. Communication expense for 2004 included $1,858 for delivery and $9,111 for telephone. Our actual telephone expense was $13,842 but we received a one-time credit from telephone vendors of $4,731, resulting in a net expense $9,111. Telephone expense for the same period in 2005 was $18,711. The increase was due primarily to larger long distance expense, particularly international toll calls. Postage and over-night expense declined to $861 from $1,858 due to fewer deliveries.

Travel & entertainment expense declined to $1,350 in 2005, from $4,082 due to less travel by the staff.

We also realized a loss of $40,068 on the sale of stock we had received in 2004 as part of our compensation on a private placement transaction. In 2004 we had recorded income of $90,000 for this stock. This amount represented the fair market value of the stock at the time we received it. By regulation, we could not sell the stock for one year from the date of acquisition. Subsequent to receipt of the stock in May, 2004, we recorded an unrealized loss of $40,000 on this stock reflecting the decline in its market value.

Our expense for licenses and registration increased from $3,530 in 2004 to to $3,574 in 2005, or $44. Our assessment from the NASD increased $110, which was offset by a decrease in the fees charged by various states of $66.

Depreciation expense declined $1,817 to $1,362 as most of our depreciable assets have been fully depreciated.

Data processing expense decreased by a net amount of $19,065, from $25,543 in 2004 to $6,478 in 2005. As reported previously, in 2004 we terminated our contract for access to the NASDAQ. This accounted for a decrease of $19,315 in expense. We also incurred a miscellaneous charge of $250 made in 2005 by our current landlord.

Advertising expense declined by $1,445 because we made substantially fewer press releases in 2005 versus 2004.

Professional service expense decreased from $115,691 in 2004 to $50,173 in 2005, or $65,518.

Legal expenses declined by $4,206 due to fewer private placements and a reduction in expense associated with a lawsuit in which the Company was named. Our cost for accounting services increased by $11,561 for the same period due to additional assistance on tax matters and mandatory outside audits of our anti-money laundering policy. In 2005, we had no clearing activity, resulting in a reduction in expense of $13,704. We also paid no referral fees in 2005. In 2004 we had paid $57,600 for referrals. Other professional fees declined by $1,569.

During the nine month period ended September 30, 2005 we incurred $3,201 in other expenses versus $2,977 for the same period in 2004, an increase of $224 versus the same period in the prior year. This increase was due primarily to additional local and state sales tax.

During the nine-month period ended September 30, 2005 insurance expense declined by a net of $2,112, from $2,729 in 2004 to $617 in 2005. In 2004 we paid a net of $1,609 for workmen's compensation insurance, $150 for mandatory SIPC insurance, and $970 for our mandatory Fidelity Bond Insurance. In 2005 we paid $150 for SIPC insurance and $467 for the Fidelity Bond Insurance. Our workmen's compensation insurance expense has not yet been determined since the renewal date is in December.

Liquidity

To date, most of the Company's financial resources have been provided by its founding investors and related parties, who have no obligation to provide additional funds. The Company does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that financing will be available if necessary.

For the nine month period ended September 30, 2004 we used net cash of $301,911 in operations, invested $2,790 in new computer equipment, and sold 515,000 shares of common stock for $257,500. All stock was purchased by JP Carey Asset Management, LLC, an existing shareholders and related party.

For the nine month period ended September 30, 2005 we used net cash of $154,770 in operations, invested $4,195 in new computer equipment, and sold 299,000 shares of common stock for $149,500. All stock was purchased by JP Carey Asset Management, LLC, an existing shareholders and related party.

At September 30, 2005, we had unrestricted cash of $91,138. Without additional stock sales, capital contributions, or the realization of revenue from projects-in-process, we will only be able to continue operations on a month-to-month basis.

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

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2005, the Company sold 299,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $149,500. These funds were used for general working capital purposes. During this same period the Company did not repurchase any of its equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None.

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


                                                     JPC CAPITAL PARTNERS, INC.
                                                     Registrant


                                                     /s/ John C. Canouse
                                                     ---------------------------
                                                     John C. Canouse
                                                     Chief Executive Officer,
                                                     President and Chairman
                                                     Date: November 8, 2005

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                     /s/ Jimmie N. Carter
                                                     ---------------------------
                                                     Jimmie N. Carter
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     Date: November 8, 2005

                                                     /s/ Janet L. Thompson
                                                     ---------------------------
                                                     Janet L. Thompson
                                                     Executive Vice President,
                                                     Chief Compliance Officer
                                                     and Director
                                                     Date: November 8, 2005