Form 10KSB
period 2005-12-31
JPC Capital Partners, Inc.
filed 2006-03-17
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2005 were $950,408

The aggregate market value of the voting stock outstanding, based upon the average bid and ask prices on March 17, 2006 was $1,858,303. The number of shares of Common Stock of the issuer outstanding as of March 17, 2006 was 24,291,546.

                                TABLE OF CONTENTS
                                                                       Page No.
                    Forward-Looking Statements                            3

PART  I

Item 1.             Description of Business                               4

Item 2.             Description of Property                               6

Item 3.             Legal Proceedings                                     6

Item 4.             Submission of Matters to a Vote
                    of Security Holders                                   7

PART II

Item 5.             Market for Common Equity and Related
                    Stockholder Matters                                   7

Item 6.             Management's Discussion and Analysis
                    or Plan of Operations                                 8

Item 7.             Financial Statements                                 11

Item 8.             Changes In and Disagreements With
                    Accountants on Accounting and Financial              24
                    Disclosure

Item 8A.            Controls and Procedures                              24

PART III

Item 9.             Directors and Executive Officers of
                    the Registrant                                       24

Item 10.            Executive Compensation                               26

Item 11             Security Ownership of Certain Beneficial
                    Owners and Management and Related                    28
                    Stockholder Matters

Item 12             Certain Relationships and Related
                    Transactions                                         29

Item 13             Exhibits                                             30

Item 14             Principal Accountant Fees and Services               31
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

                                     PART I

ITEM 1.  Business

General

JPC Capital Partners, Inc. (The "Company") is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999. The primary service the Company provides is the opportunity for public companies to raise capital through the sale of equity positions in the private market ( private placement). The Company also provides financial consulting services.

The Company was organized in 1999 to perform the private placement transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. The Company employed this strategy in 1999 and 2000, but had little success. In February 2001 the Company shifted to a new more traditional strategy of identifying potential sellers and buyers of securities. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003, fifteen months after application, approval was given and the Company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under that symbol.

In January 2004, the Company hired James P. Canouse, Scott C. Martin, and Jeffrey M. Canouse to initiate a more traditional marketing program for private placement transactions. They had previously worked for J.P. Carey Securities, Inc., a related party.

In July 2004, the Company changed its name to JPC Capital Partners, Inc. to emphasize the service the Company could provide. Subsequently the Company was assigned a new trading symbol "JPCI.OB".

Retail Brokerage Operation

Since 2001 the Company had offered retail brokerage services. To support this business the Company maintained a clearing arrangement with Fiserv Securities, Inc. Philadelphia, PA. Under the membership agreement with the NASD, the Company was required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii). Since the Company decided to focus its efforts on the private placement financing business, it amended the membership agreement with the NASD in 2004, and reduced the required capital level to $5,000. The Company also closed the clearing arrangement with Fiserv Securities, Inc. and terminated its contract with NASDAQ for data services and online access to the stock markets. This effectively suspended the retail brokerage operation.

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

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the NASD. The NASD administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. JPC Capital Partners, Inc. is a broker-dealer registered with the SEC and is a member of the NASD. Our broker-dealer is also subject to regulation under state law. We are currently registered as a broker-dealer in 27 states.

Competition

All aspects of our business are highly competitive. We compete or will compete directly with numerous other securities brokers and dealers, investment banking firms, investment advisors, leveraged buyout firms, venture funds and, indirectly for investment funds, with commercial banks. Many of our competitors have substantially greater capital and other resources than do we. Many commercial banks offer a variety of investment banking services.

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

We plan on competing in this marketplace by:

    o offering products that best serve the needs of small public companies;
    o being responsive and providing advice that assists small public companies to succeed;
    o negotiating competitive yet affordable fee arrangements;
    o providing services on a timely basis; and
    o taking advantage of our senior management's contacts in the financial community.

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

In December, 2003 we implemented the new SEC accounting procedure for the allocation of certain expenses shared with related companies J.P. Carey Securities, Inc. and J.P. Carey Asset Management, LLC. This accounting procedure requires broker-dealers to charge related companies a proportionate amount, or share, of expenses incurred by the broker-dealer when a benefit accrues to the related company. We recorded these expenses in our December, 2003 financials.

Subsequently, when we reported our December 31, 2003 financials to the NASD via the FOCUS reporting program, we included $13,049 of accounts receivable due from J.P. Carey Securities, Inc., a broker dealer and related party, as allowable assets in the computation of our capital position. In late January 2004 the SEC advised us that this receivable was not an allowable asset because it was a related party. Thereafter, we were required us to file an amended FOCUS report for the period ended December 31, 2003. We also violated the "120% rule" or "early warning" provision of the capital regulations. This provision requires a broker dealer to maintain minimum capital equal to 120 % of its requirement, and, if its capital falls below this level, to report the situation to the NASD and SEC. We filed this report and corrected the capital shortage within two days of being advised by the SEC. We have not violated any capital rules since that time.

Failure to acquire additional capital, substantially increase revenue, continued operating losses, or the assumption of significant unforeseen liabilities could adversely affect our ability to continue our present levels of business. This could place us in a position to violate the capital rules, which could force the firm to cease operations.

As previously discussed, due to the strategic business decision to concentrate efforts on our private placement business, we decided to amend our membership agreement with the NASD and reduce the minimum level of required capital we must maintain. On August 11, 2004 we amended our membership agreement with the NASD and were allowed to reduce our minimum net capital requirement to $50,000. Subsequently, on October 26, 2004, we amended our membership agreement again and were allowed to reduce our minimum net capital requirement to $5,000. At December 31, 2005, our minimum net capital requirement for JPC Capital Partners, Inc. was $5,000.

Employees

At December 31, 2005, we employed six full-time employees. None of our employees are covered by a collective bargaining agreement. Future increase in the number of employees will depend upon the growth of our business and the compensation arrangements of those employees. Our registered employees are required to take examinations administered by the NASD in order to qualify to perform their job responsibilities and to transact business.

ITEM 2. DESCRIPTION OF PROPERTY.

At December 31, 2005, our principal office was located at 555 North Point Center East, Fourth Floor, Alpharetta, GA 30022. We lease approximately 2,500 square feet of office space at a cost of approximately $98,000 per annum. In addition to office space, our lease includes, telephone services, high-speed internet lines, and the support of a receptionist. This lease expires on May 31, 2006. Generally, a portion of the cost of our lease and the supporting services will be allocated to related parties who share our facilities.

ITEM 3. LEGAL PROCEEDINGS.

In July 2004, the Company had been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. case # 2004 cv 88793. In June, 2005, the Company was dropped as defendant in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the year ended December 31, 2005.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Common Stock, par value $0.001 per share, was initially traded May 2, 2003, on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CFNC." Our ticker symbol has subsequently been changed to "JPCI." The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by Reuters
Data:

              Period                             High              Low
     Quarter ended March 31, 2004                $1.90             $0.09
     Quarter ended June 30, 2004                 $0.90             $0.12
     Quarter ended September 30, 2004            $0.31             $0.03
     Quarter ended December 31, 2004             $0.07             $0.03
     Quarter ended March 31, 2005                $0.24             $0.02
     Quarter ended June 30, 2005                 $0.05             $0.02
     Quarter ended September 30, 2005            $0.06             $0.02
     Quarter ended December 31, 2005             $0.05             $0.02

Prices shown are inter-dealer prices with no markup, markdown, or commission. They may not reflect actual transactions.

There were 24,006,546 shares of Common Stock issued and outstanding at December 31, 2005.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividends in the foreseeable future.


Recent Sale of Unregistered Securities

During 2004 the Company sold 558,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $279,000. J.P. Carey Asset Management, LLC is an accredited investor, existing shareholder, and related party.

In January, 2004 the Company issued 790,000 shares of Common Stock to a group of employees. The stock was issued as compensation for services provided and as an incentive to continue employment with the Company. The Company recorded this stock at an issue price of $.50 per share, which was approximately the current market value at the time of issuance. Subsequently, on December 31, 2004, the Company rescinded these stock grants because the market price of the stock had declined substantially, creating an adverse financial situation for the employees. That is, the taxable basis of the stock exceeded the fair market value of the stock, thereby effectively penalizing the employee.

In January, 2005 the Company sold 35,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $17,500.

In February, 2005 the Company sold 94,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $47,000.

In March, 2005 the Company sold 47,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $23,500.

In April, 2005 the Company sold 22,000 shares of Common Stock to J.P Carey Asset Management, LLC for $11,000.

In May, 2005 the Company sold 75,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $37,500

In June, 2005 the Company sold 26,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $13,000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overall Results

For the year ended December 31, 2004 total revenue was $1,453,988. Expenses totaled $1,731,148 which resulted in a loss of $277,160. We also incurred an unrealized loss on restricted securities we were holding of $40,000. We received this stock for services provided earlier in the year.This unrealized loss increased our comprehensive loss to $317,160.

For the year ended December 31, 2005 total revenue was $950,408. Expenses totaled $1,180,548 which resulted in a loss of $230,140.

Revenue
For the year ended December 31, 2004, total revenue was $1,453,988. We earned $1,419,622 from private placements. This included $90,000 worth of restricted stock received in June, 2004 from a client as part of our compensation for services provided. At December 31, 2004, this stock had a fair market value of $50,000, representing an unrealized loss of $40,000. During 2004, we also earned $25,000 in consulting fees, $835 in interest, and $8,531 in retail brokerage commissions from related parties.

For the year ended December 31, 2005, total revenue was $950,408. We earned $945,106 in private placement fees, $5,000 in consulting fees, and $302 in interest income.

The market for private placements deteriorated in 2005 verses 2004. In 2004, we completed 13 transactions for 11 different clients. In 2005 we completed 14 transactions for 6 clients. The 2005 transactions were considerably smaller than those completed in 2004, which resulted in a decline in our revenue.

Expenses

Total expense for 2005 was $1,180,548, a decrease of $550,600 verses 2004.

During 2005, compensation expense decreased $408,986 to $640,501. This decrease was the result of the following:

     1) Commission payments declined $165,500, from $407,500 in 2004 to $242,000 in 2005 due to a lower total dollar value of transactions being completed.
     2) A decrease of $64,200 in the compensation of John C. Canouse, our CEO, who has received $96,800 in 2005. In 2004 he was paid $161,000.
     3) A net decrease of $175,210 in salaries primarily as a result of staffing reductions. In May 2005, Jose Auffant, our Executive Vice President & General Counsel, resigned to take a positon with another firm. In August, 2004 we accepted the resignation of Mr. Joseph Tabback, our Trading Manager, subsequent to the termination of our clearing capability. These departures reduced our salary expense by $170,865. Also, in 2005, we allocated more of our payroll expense to our affiliated companies that we had in 2004. The increase totaled $4,346.
     4) Our costs for employer payroll taxes declined by $14,472 due to a lower payroll expense. Our employee benefit expense increased by $10,397 due to an improvement in insurance coverage and a reduction in the employee contributions toward the healthcare expense.

During the year we paid $300,649 to J.P. Carey Securities, Inc., a related party, for consulting services and assistance on our private placement transactions. This was a decrease of $66,488 verses 2004. Without the assistance of JP Carey Securities, Inc., we would have had great difficulty completing these transactions. During 2004, we had paid J.P. Carey Securities $367,137 for their assistance. This amount declined due to fewer completed transactions.

Professional service expense, which includes expenses for accounting, clearing services, legal, and other professional services, decreased by a net of $88,672, to $74,932. In this category, legal expenses decreased by $24,517, clearing expenses decreased by $13,635 and the cost to register and transfer our stock decreased by $753. Due to fewer transactions we also reduced our referral fees to other firms by $61,393. However, our accounting expense increased by $11,626.

Our net rent expense was reduced by $6,676 from $68,378 to $61,702 due to a reduction in our use of services provided by our landlord and the allocation of a portion of the gross rent paid, to related parties whom share our facilities.

As previously discussed, we received stock valued at $90,000 in June, 2004. We were required to retain this stock for one year before selling it. Between June, 2004 and December 31, 2004, the value of the stock declined. This resulted in an unrealized loss at December 31, 2004 of $40,000. In 2005 we sold the stock and incurred a loss of $40,068.

Our cost for communication increased to $26,855 in 2005, up from a net cost $15,446 in 2004. In 2005 we increased our overnight delivery expense and international toll charges, This accounted for substantially all of the increase in expense. In addition, during 2004 we received two credits on disputed charges from previous telephone vendors. These totaled $4,731. No credits were received in 2005.

License & registration expense decreased by $393 due primarily to a reduction in the number of states in which the company is registered to do business.

Data processing expense decreased by $18,986 due to the termination of our information services provided by NASDAQ, Inc. utilized in conjunction with our clearing service offerings.

Other expenses decreased $976 in 2005. This account includes banking charges, office supplies, miscellaneous expenses and local taxes.

Advertising expense declined by $2,740 in 2005 compared to 2004. In 2005 our advertising expense declined because we did not issue press releases for each completed private placement transactions. This change in practice accounted for the decrease in our expense.

Other operating expenses included the following:

Depreciation expense declined by $1,537 in 2005 due primarily to the aging of our fixed assets.

Insurance expense decreased $3,465 due to a reduction in the cost of required Workmen's Compensation Insurance coverage.

Travel and entertainment expense decreased by $3,158 due to an decrease in travel in conjunction with fewer private placement transactions.

The Company has incurred operating losses of $277,160 and $230,140 during the years ended December 31, 2004 and 2005, respectively, and has no state or federal income tax obligation. The Company has no significant deferred tax effects from temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2005 other than net operating loss carryforwards. The Company has net operating loss carryforwards of approximately $4,130,000 at December 31, 2004, which will expire in years beginning in 2019. No tax benefit has been recorded related to the net operating loss, as a full valuation allowance has been recorded against the approximate net deferred tax asset of $1,560,000 related to these carryforwards.

Liquidity

For the year ended December 31, 2004, we used net cash of $315,781 in operations and $2,790 for the purchase of computer equipment. During the year, we terminated our clearing agreement with Fiserv Securities, Inc. This released our restricted clearing deposit with Fiserv of $35,000. We used these funds in operations. We also generated $279,000 through the sale of 558,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net decrease in our cash of $39,571 for the year.

For the year ended December 31, 2005, we used net cash of $150,722 in operations and $4,195 for the purchase of computer equipment. During the year we sold marketable securities we had received in 2004 generating $50,000 in cash. We also sold 299,000 shares of common stock for $149,500 to J.P. Carey Asset Management LLC, an existing shareholder and related party. These transactions resulted in a net decrease in our cash of $5,417 for the year.

At December 31, 2005, we had unrestricted cash of $45,186. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

If we are unable to generate revenue or obtain financing, or if the financing we do obtain is insufficient to cover any operating losses we incur, we must substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions, mergers, reverse mergers, or other arrangements that might dilute the interests of existing stockholders. We are currently exploring several business opportunities and have held discussions with multiple potential partners but have been unable to finalize a satisfactory transaction. We will continue to pursue such opportunities.

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

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm.......................12


Financial Statements:

    Statement of Financial Condition..........................................13

    Statement of Operations ..................................................14

    Statement of Changes in Shareholders' Equity..............................15

    Statement of Cash Flows...................................................16


Notes to Financial Statements..............................................17-20

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
JPC Capital Partners, Inc.

We have audited the accompanying balance sheet of JPC Capital Partners, Inc. as of December 31, 2005 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPC Capital Partners, Inc. at December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that JPC Capital Partners, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.



                                                    /s/Sherb & Co., LLP
                                                    ----------------------------
                                                    Certified Public Accountants


Boca Raton, Florida
March 17, 2006

                           JPC Capital Partners, Inc.
                                  Balance Sheet
                                December 31, 2005

Assets

Cash                                                                $    45,186

Advances to employees                                                     4,000

Accounts receivable from related parties                                  3,170
                                                                    ------------
Total current assets                                                     52,356

  Furniture and equipment, net                                            3,887
                                                                    ------------
Total assets                                                        $    56,243
                                                                    ============

Liabilities and shareholders' equity

Current liabilities

Amounts due to related parties                                      $     4,500
                                                                    ------------

Total current liabilities                                                 4,500

Shareholders' equity

Common stock, $.001 par value; 95,000,000 shares
authorized, 24,006,546 shares outstanding                                24,007

Additional paid-in capital                                            5,674,342

Accumulated deficit                                                  (5,646,606)
                                                                    ------------

Total shareholders' equity                                               51,743

Total liabilities and shareholders' equity                          $    56,243
                                                                    ============

                See accompanying notes to financial statements

                           JPC Capital Partners, Inc.
                            Statements of Operations


                                             For the years ended December 31,
                                               2005                     2004
                                          --------------          --------------
Revenues:

Fees from private placements              $     945,106           $   1,419,622

Consulting fees                                   5,000                  25,000

Commissions from related parties                      -                   8,531

Interest income                                     302                     835
                                          --------------          --------------

Total Revenues                                  950,408               1,453,988


Expenses:

Compensation and benefits                       640,501               1,049,487

Consulting services from related
parties                                         300,649                 367,137

Professional services                            74,932                 163,604

Rent                                             61,702                  68,378

Realized loss on securities                      40,068                       -

Communications                                   26,855                  15,446

Licenses and registrations                       12,968                  13,361

Data processing                                   9,677                  28,663

Other expenses                                    4,129                   5,105

Advertising                                       3,400                   6,140

Depreciation and amortization                     2,235                   3,772

Insurance                                         1,717                   5,182

Travel and entertainment                          1,715                   4,873
                                          --------------          --------------

Total Expense                                 1,180,548               1,731,148
                                          --------------          --------------

Net loss                                  $    (230,140)          $    (277,160)
                                          ==============          ==============


Other comprehensive loss
Unrealized loss on securities                         -                 (40,000)
                                          --------------          --------------

Comprehensive loss                             (230,140)               (317,160)
                                          --------------          --------------

Net loss per share - basic and diluted    $       (0.01)          $       (0.01)
                                          ==============          ==============

Weighed average number of common shares
Outstanding - basic and diluted              23,936,888              24,266,090
                                          ==============          ==============



                 See accompanying notes to financial statements

                           JPC Capital Partners, Inc.
                  Statement of Changes in Shareholders' Equity


                              Common Stock
                          Shares        Amount     Unrealized Holding      Additional     Accumulated      Total
                        Outstanding                  Loss Net of Tax        Paid-in         Deficit        Equity
                                                                            Capital
                       -------------   --------   --------------------   -------------   -------------   -----------
Balance                $ 23,149,546     23,150                      -    $  5,246,699    $ (5,139,306)   $  130,543
December 31,2003

Issuance of common          558,000        558                      -         278,442               -       279,000
stock

Current year net
loss                              -          -                      -               -        (277,160)     (277,160)

Unrealized holding
loss net of taxes                 -          -                (40,000)              -               -       (40,000)
                       -------------   --------   --------------------   -------------   -------------   -----------
Balance December         23,707,546     23,708                (40,000)      5,525,141      (5,416,466)       92,383
31, 2004

Issuance of common
stock                       299,000        299                      -         149,201               -       149,500

Unrealized holding
loss net of taxes                 -          -                 40,000               -               -        40,000

Current year net                  -          -                      -               -        (230,140)     (230,140)
loss
                       -------------   --------   --------------------   -------------   -------------   -----------
Balance,
December 31, 2005      $ 24,006,546     24,007                      -    $  5,674,342    $ (5,646,606)   $   51,743
                       =============   ========   ====================   =============   =============   ===========



                 See accompanying notes to financial statements

                           JPC Capital Partners, Inc.
                            Statements of Cash Flows


                                                For the years ended December 31,
                                                     2005              2004
                                                --------------    --------------
Operating activities:

Net loss                                        $    (230,140)    $    (277,160)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation                                         2,235             3,772

Net change in operating assets and
liabilities

   Reduction in restricted cash clearing
   balance                                                               35,000

   Restricted stock received for services                               (90,000)


   Sale of marketable securities                       50,000                 -

   Reduction in unrealized loss on securities          40,000                 -

   Accounts receivable                                 (2,612)           12,491

   Increase in employee advances                       (4,000)                -

   Accounts payable                                    (6,205)              116
                                                --------------    --------------

Net cash used in operating activities                (150,722)         (315,781)


Investing activities:

   Purchase of computer equipment                      (4,195)           (2,790)
                                                --------------    --------------

Net cash used in investing activities                  (4,195)           (2,790)

Financing activities:

   Issuance of common stock                           149,500           279,000
                                                --------------    --------------
Net cash provided by financing activities             149,500           279,000


Decrease in cash and equivalents                       (5,417)          (39,571)

Cash and equivalents at beginning of year              50,603            90,174
                                                --------------    --------------

Cash and equivalents at end of year             $      45,186     $      50,603
                                                ==============    ==============


Supplemental disclosure of cash flow
information:

Cash paid during the period for interest        $           -     $           -
                                                ==============    ==============
Cash paid during the period for taxes           $           -     $           -
                                                ==============    ==============



                 See accompanying notes to financial statements.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements


Note 1. Business and Basis of Presentation

JPC Capital Partners, Inc. (The "Company") is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999. The primary service the Company provides is the opportunity for public companies to raise capital through the sale of equity positions in the private market (private placement). In addition, the Company provides financial consulting services to emerging companies.

The Company was organized to perform the private placement transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. In February 2001 the Company shifted its strategy to more traditional methods of identifying potential sellers and buyers of securities, relying less on utilization of the Internet. This strategy involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003, the application was approved and the Company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under that symbol.

In January 2004, the Company hired James P. Canouse, Scott C. Martin, and Jeffrey M. Canouse to initiate a more traditional marketing program for private placement transactions. They had previously worked for J.P. Carey Securities, Inc., also a broker dealer and related party, with whom we share common owners.

In July 2004, the Company changed its name to JPC Capital Partners, Inc. to emphasize the service the Company could provide. Subsequently the Company was assigned a new trading symbol "JPCI.OB".

Since 2001 the Company had offered retail brokerage services. To support this business the Company maintained a clearing arrangement with Fiserv Securities, Inc. Philadelphia, PA. Under the membership agreement with the NASD, the Company was required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii).
                                      -17-

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements


Note 1. Business and Basis of Presentation (Continued)

Since the Company decided to focus its efforts on the private placement financing business, it amended its membership agreement with the NASD, and reduced the required capital level to $50,000 and subsequently to $5,000. The Company also closed its clearing arrangement with Fiserv Securities, Inc., and suspended its retail brokerage business. Although the Company believes it has saved approximately $180,000 per year by suspending its retail brokerage activity this elimination of a potentially profitable business line increases the business risk for a potential investor in the Company due to the concentration of all business efforts into fewer revenue sources or product offerings. The Company now earns approximately 95 % of its revenue from private placement fees. The remaining revenue is earned via financial consulting. The Company could readily re-start its retail brokerage operation, and may do so, if market conditions warrant such actions. However, the current concentration of revenue producing activities is a potential risk for investors.

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company continues to generate revenue from private placement transactions or obtains additional capital. The Company's management has indicated it will seek additional capital through the sale of securities if it is unable to consistently generate the required revenue. In addition, the Company has held discussions with a number of candidate private companies regarding the possibility of a merger. The Company will continue to have dialogues with potential merger partners. If the Company is unable to reach a merger agreement, raise equity capital, or sustain its private placement business, it is doubtful that the Company can continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 2. Significant Accounting Policies

Use of Estimates

Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the financial statements and related notes. Actual results could differ from those estimates.In December 2004, the FASB issued SFAS 153 "Exchanges of Non-Monetary Assets".This is an amendment of APB Opinion No.
29. This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and

            JPC Capital Partners, Inc. Notes to Financial Statements replaces it with a general exception for exchanges of non-monetary assets that do not have ommercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires services or goods from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for
Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending in 2007. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations, or cash flows.

Revenue Recognition

The Company earns revenue from investment banking activities including successful completion of private placement transactions. Investment banking or private placement success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion. The Company also earns revenue through consulting. Retainer fees for consulting are recognized as services are provided.

Cash and Cash Equivalents

The Company considers any liquid investment with an original maturity of three months or less as a cash and cash equivalent.

Financial Instruments

The carrying amounts reported in the balance sheet for cash, advances to employees receivables and accounts payable approximate fair value based on the short-term maturity of these instruments.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements


Note 2. Significant Accounting Policies (Continued)

Property and Equipment

Office equipment is carried at cost and depreciated using accelerated and straight-line methods over their estimated useful lives. Depreciation for the year ended December 31, 2005 of $2,235 is included in expense.

Earnings Per Share

The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro-forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Income Taxes

As of December 31, 2005 the Company had an unused net operating loss carry forward of approximately $4,589,000 available for its future federal tax returns. The Company's evaluation of the tax benefit of its loss carry forward is presented in the following table:

The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

                                                                  2005
Deferred tax asset:
         Tax benefit of net operating loss carry forward        $ 1,640,000
         Less: Valuation allowance                               (1,640,000)
                                                                ------------
                  Total deferred tax asset                      $         0
                                                                ============

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements


Note 2. Significant Accounting Policies (Continued)

The table below summarizes the difference between the company's effective tax rate and the statutory federal rate as follows for the year ended December 31, 2005:
                                                                  2005
                                                                 ---------
         Computed (expected) tax expense (benefit)                (34.0)%
         State income taxes                                        (3.9)%
                                                                 ---------
                  Change in valuation allowance                    37.9 %

Effective tax rate                                                  0.0 %

The effective federal tax rate is 34 %. The Georgia state income tax rate is 6%. This rate is effectively reduced by 2.1 % due to the Federal tax benefit.

Net operating loss carry forwards expire between 2019 and 2024. The utilization of the above loss carry forwards for federal tax purposes may not be possible with changes in ownership of the Company.

Note 3. Net Capital Requirements

As a registered broker-dealer, JPC Capital Partners, Inc. is subject to the requirements of Rule 15c3-1 ("the net capital rule") of the Securities Exchange Act of 1934. The basic concept of the rule is liquidity; its object being to require a member firm to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker dealer from permitting its "aggregate indebtedness" to exceed fifteen times its "net capital" as those terms are defined. The Company is required to maintain the greater of minimum net capital of 6 2/3% of aggregated indebtedness or $5,000. On December 31, 2005, the Company had aggregated indebtedness of $4,500 and its net capital as defined was $40,686, which exceeds the requirements by $35,686.

Note 4. Furniture and Equipment

At December 31, 2005 furniture and equipment consisted of the following:

                                                     Useful Life
                                                 -----------------
              Furniture                               5 Years           $ 1,829
              Telephone Equipment                     5 Years            19,990
              Computer Equipment                      3 Years            75,200
                                                                        --------
                                                                         97,019
              Accumulated Depreciation                                  (93,132)
                                                                       ---------
                                                                        $ 3,887
                                                                       =========

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements


Note 5. Commitments and Contingencies

The Company rents its office facility under a lease that expires in May, 2006. The future minimum obligation under this lease is $41,350. The Company cannot cancel the lease prior to its expiration without penalty. Net rental expense for the year ended December 31, 2005 totaled $61,702.

The Company maintains no inventory of securities on site. When securities are purchased or received for services provided, the Company will rely on a clearing agent or recognized financial institution to safekeep the securities and clear transactions.

In accordance with industry practice, customers and other dealers are not required to deliver cash or securities pursuant to securities transactions until settlement date. The Company is not exposed to risk of loss, other than the loss of commission income, should any counterpart to a securities transaction fail to fulfill his contractual obligation.

In 2004, the Company had been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. Case # 2004CV88793. The firm of Fried & Bonder, LLC, Atlanta, GA was retained to defend the Company. In June 2005 the Company was dropped as a defendant in the case.

Note 6. Shareholders' Equity

On October 10, 2001, the Company adopted the JPC Capital Partners, Inc.(formally Corpfin.com, Inc.) 2001 Stock Option Plan (the 'Plan'), which expires in 2011 and enables the Company or the Board of Directors to grant incentive stock options and nonqualified stock options for up to an aggregate of 7,500,000 shares of the Company's common stock. Incentive stock options granted under the Plan must conform to applicable federal income tax regulations and have an exercise price not less than the fair market value of the shares at the date of grant (110% of fair market value for ten percent or more shareholders). Other options may be granted on terms determined by the board of directors or a committee of the board of directors.

The Company granted options to employees for 1,000,000 shares of common stock on October 10, 2001. These options are exercisable at $1.25, and have been adjusted for stock splits, and have entirely vested. In 2003 we cancelled options granted to former employees totaling 225,000 shares. Options granted to Mr. Joseph Tabback, a former employee of the Company, to purchase 150,000 shares of stock expired on August 31, 2005. The remaining 625,000 shares are exercisable. Of this amount, 150,000 will expire May 01, 2006. The remaining 475,000 will expire in October, 2006.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements


Note 6. Shareholders' Equity (continued)

During 2005 we sold 299,000 shares of common stock to J.P. Carey Asset Management LLC, a related party and an accredited investor, for $149,500, an average price of $0.50.

Note 7.  Related Party Transactions

The Company provides support services to related parties under a shared services agreement. These services included accounting and tax services, compliance support, healthcare for employees of the companies, telephone service, and rent. Also, these companies assist JPC Capital Partners, Inc. in private placement transactions.

During the year the Company paid $294,025 to JP Carey Securities, Inc., a related party, with whom we share common ownership for assistance with our private placement transactions. The Company received $6,836 from J.P. Carey Securities, Inc. as reimbursement for rent, healthcare expense, telephone expense, and administrative support.

The Company paid $6,375 to JP Carey Asset Management, LLC, a related party, with whom we share common ownership, for assistance with our private placement transactions. The Company received $11,495 from J.P. Carey Asset Management, LLC as reimbursement for rent, healthcare expense, telephone expense, and administrative support.

The Company also paid $249 in miscellaneous expenses on behalf of JPC Holding Company, Inc., a related party. JPC Holding Company, Inc. is owned by John C. Canouse.

During the year the Company also made cash advances to Scott C. Martin, a related party, and brother-in-law to John C. Canouse. He is a commissioned salesperson for the Company. No interest was charged for the advances. Mr. Martin received two advances totaling $12,000. As of December 31, 2005 he had repaid $8,000 of this amount. In January, 2006 he received an additional $3000.

During the year the Company paid $12,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. Mr. Connor is a first cousin to John C. Canouse.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements


Note 8.  Subsequent Events

In February 2006, the Company sold 285,000 shares of common stock to JP Carey Asset Management LLC, a related party, an accredited investor, and shareholder for $28,500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 26, 2005.

Name                    Age           Title
------------------      ---           ------------------------------------------
John C. Canouse          41           Chief executive officer, chairman and
                                      president
Jimmie N. Carter         59           Executive vice president, chief financial
                                      officer and director
Janet L. Thompson        52           Executive vice president, chief compliance
                                      office and director.

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

Jimmie N. Carter has served as executive vice president and chief financial officer of JPC Capital Partners, Inc. since November 1999, and was elected director in March 2005. From April 1999 to November 1999, Mr. Carter was the chief financial officer for Argent Securities, Inc. From January 1997 to April 1999, Mr. Carter was a controller for Bristol Hotel, Inc. From January 1995 to January 1997, Mr. Carter was the president of Eau Gallie Development Company. Mr. Carter holds an MBA from Temple University and a BS degree from Florida State University.

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


Code of Ethics

We have adopted a corporate code of ethics, which is filed as Exhibit 14 in our 10 KSB filing of December 31, 2004. The code applies to all employees of the Company including, but not limited to, our Chief Executive Officer and Chief Financial Officer.

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



                           JPC Capital Partners, Inc.




                                               Annual Compensation        Long Term Compensation   Payouts
                                                                                 Awards
                                         -------------------------------  -----------------------  -------  ------------
   Name and Principal        Year Ended    Salary    Bonus     Other      Restricted   Securities   LTIP      All Other
        Position              Dec. 31       ($)                Annual       Stock      Underlying  Payouts  Compensation
                                                            Compensation    Awards      Options/     ($)        ($)
                                                                ($)                     SARs(#)
--------------------------   ----------  ----------  -----  ------------  ----------  -----------  -------  ------------

John C. Canouse                2005      $  96,800                    -           -                     -             -

Chier Executive Officer        2004      $ 161,000                    -           -                     -             -

                               2003             (1)                   -           -                     -             -



Jimmie N. Carter               2005      $  96,000   $ 500            -           -           (4)       -             -

Executive Vice President       2004      $  96,000                    -           -                     -             -

& Chief Financial              2003      $  96,000                    -           -                     -             -
Officer

Jose A. Auffant                2005      $  59,135                    -           -           (4)       -             -

Executive Vice President       2004      $ 150,000                    -           -                     -             -

& General Counsel              2003             (2)                   -           -                     -             -

Joseph P. Tabback              2005              -                    -           -           (4)       -             -

Executive Vice President       2004      $  80,000                    -           -                     -             -

& Trading Manager              2003      $ 120,000                    -           -                     -             -

Janet L. Thompson              2005      $  70,000   $ 500            -           -           (4)       -             -

Executive Vice President &     2004      $  70,000                    -           -                     -             -

Chief Compliance               2003             (3)                   -           -                     -             -
Officer




                                            Number of    % of Total Options     Exercise or     Expiration
                                           Securities   Granted to Employees    Base Price         Date
                                           Underlying     In Fiscal years      ($per share)
                                            Options
                                          ------------  --------------------  ---------------  ------------
Jimmy B. Holton (Cancelled)                   200,000           20 %             $   1.25           NA

Jimmie N. Carter                              150,000           15 %             $   1.25       10/10/2006

Jose A. Auffant                               150,000           15 %             $   1.25        5/31/2006

Joseph P. Tabback (Expired)                   150,000           15 %             $   1.25           NA

Janet L. Thompson                             100,000           10 %             $   1.25       10/10/2006



Option Grants in Last Fiscal Year

None

Compensation of Directors

Directors do not receive any compensation for serving on our Board of Directors, except that JPC Capital Partners, Inc. reimburses them for any expenses incurred in attending directors' meetings, provided that JPC Capital Partners, Inc. has the resources to pay these fees. No requests for reimbursements were received nor were any fees paid in 2005 or 2004.

Employment Agreements

None

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us regarding beneficial ownership of JPC Capital Partners, Inc.'s Common Stock as of December 31, 2005 by:

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



Name (1)                                      Number of shares (2)        Percent Held (3)
---------------------------------------      ----------------------      -----------------
John C. Canouse (4)                                16,475,156                    67.5 %

Jimmie N. Carter                                      230,000 (5)                  (6)

Janet L. Thompson                                     100,000 (7)                  (6)

Cache Capital (USA) L.P. (8)                        2,183,664                     9.0 %

J.P. Carey Asset Management, LLC                    1,467,900                     6.1 %

Directors and officers as a group (4
persons) (4)                                       17,085,156                    70.9 %



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

     4. These shares are beneficially owned by John C. Canouse through The Rearden Trust and The Four Life Trust which are Canouse Family trusts. The address for both trusts is 3rd Floor, Murdoch House, South Quay, Douglas, Isle of Man, IM15AS and the executor for each is City Trust, Ltd., which has sole voting power over all shares in the trusts. John
          C. Canouse, our president, chief executive officer and chairman, Joseph C. Canouse, James P. Canouse, Jeffrey M.Canouse and Scott C. Martin are beneficiaries of The Rearden Trust and The Four Life Trust, which collectively hold 67.5.% of our outstanding Common Stock as follows: The Rearden Trust - 16,395,156 (68.3%) and The Four Life Trust - 80,000 (0.3%). While these individuals are the beneficiaries of the trusts, they do not have any affiliation with City Trust, Ltd. nor do they have voting or investment power over the shares. The control person of City Trust, Ltd. is Rodney Margot, its Chairman and principal owner. 5. Information presented includes 80,000 shares of Common Stock and 150,000 shares of Common Stock which Mr. Carter has the right to acquire upon exercise of stock options. 6. Ownership percentage is less than 1%.

     7. Information presented includes 100,000 shares of Common Stock which Ms. Thompson has the right to acquire upon exercise of stock options.

     8. The address for Cache Capital (USA) L.P. is 555 North Point Center East, 4th Floor, Alpharetta, GA 30022. Cache Capital (USA) L.P. is controlled by J. P. Carey Asset Management, LLC, its General Partner. Joseph C. Canouse, the brother of John C. Canouse, is the president and sole owner of J. P. Carey Asset Management, LLC.

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

For the year ended December 31, 2004, we earned commissions on retail brokerage activities totaling $8,531, all from related parties or affiliated companies. For the same period in 2005, no retail brokerage commissions were earned.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

(a)      Exhibits

   Exhibit #     Description
   ---------     -----------
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

     10.11 First Amendment to Clearing Agreement with Fiserv Securities, Inc. [Incorporated by reference to the same titled exhibit in the Company's 2003 Annual Report on Form 10-KSB
                 (Registration No. 333-74396).]

     14.1 Code of Business Conduct and Ethics[Incorporated by reference to the same titled exhibit in the Company's 2004 Annual Report on Form 10-KSB (Registration No. 333-74396).]

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

     31.2        Certification of Chief Financial Officer

     32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002


     32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2005 the Company incurred audit fees of $23,000 . These fees were for annual audit services and quarterly reviews. During the year ended December 31, 2004 these fees totaled $21,362. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    JPC Capital Partners, Inc.
                                    Registrant



                                    /s/  John C. Canouse
                                    -------------------------------
                                    John C. Canouse
                                    Chief Executive Officer,
                                    President and Chairman
                                    Date:      March 17, 2006

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Jimmie N. Carter
                                    -------------------------------
                                    Jimmie N. Carter
                                    Executive Vice President and Chief
                                    Financial Officer
                                    Date:      March 17, 2006

                                    /s/  Janet L. Thompson
                                    -------------------------------
                                    Janet L. Thompson
                                    Executive Vice President, Chief
                                    Compliance Officer and Director
                                    Date:      March 17, 2006