Form 10QSB
period 2006-03-31
JPC Capital Partners, Inc.
filed 2006-05-01
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                        Commission File Number 000-51898

                           JPC CAPITAL PARTNERS, INC.

                          (Formally Corpfin.com, Inc.)
                 (Name of Small Business Issuer in Its Charter)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of May 01, 2006 was 24,291,546


Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                           FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates, hopes, words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission (SEC). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

These forward-looking statements involve estimates, assumptions and uncertainties, and, accordingly, actual results could differ materially from those expressed in the forward-looking statements. These uncertainties include, among others, the following: (1) the inability of our firm to successfully market our services; (2) increased competition from other financial services firms; (3) technological changes that hinder our ability to assist client companies; and (4) our inability to acquire additional capital.

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

                                TABLE OF CONTENTS
                                                                        Page No.

PART  I   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS   (Unaudited)

          Balance Sheet, March 31, 2006                                  4

          Statements of Operations for the three month periods ended
          March 31, 2005 and  March 31, 2006.                            5

          Statements of  Cash Flows for the three month periods ended
          March 31, 2005 and  March 31, 2006.                            6

          Notes to unaudited financial statements.                       7


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      9

Item 3.   CONTROLS AND PROCEDURES                                       11

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                             12

Item 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS    12

Item 3.   DEFAULTS UPON SENIOR SECURITIES                               12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

Item 5.   OTHER INFORMATION                                             12

Item 6.   EXHIBITS                                                      13


          SIGNATURES                                                    14

PART I - FINANCIAL INFORMATION

                           JPC Capital Partners, Inc.

                                  Balance Sheet
                                 March 31, 2006
                                   (Unaudited)

Assets

Current assets:
Cash                                                      $    47,440
Accounts receivable from related parties                        7,000
                                                          ------------
Total current assets                                           54,440

Furniture and equipment, net                                    5,695
                                                          ------------
Total assets                                              $    60,135
                                                          ============

Liabilities and shareholders' equity

Current liabilities:
Amounts due related parties                               $    19,378
Accounts payable                                                1,754
                                                          ------------
Total current liabilities                                      21,132
                                                          ------------

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares
authorized, 24,291,546 issued and outstanding                  24,292
Additional paid-in capital                                  5,702,557
Accumulated deficit                                        (5,687,846)
                                                          ------------
Total shareholders' equity                                     39,003
                                                          ------------

Total liabilities and shareholders' equity                $    60,135
                                                          ============

            See accompanying notes to unaudited financial statements.

                              JPC Capital Partners
                            Statements of Operations
                                   (Unaudited)

                                                 For the three months
                                                    ended March 31,
                                                 2006           2005
                                                 ----           ----
Revenues
Fees from private placements                 $   178,660    $   164,000
Referral fees                                     16,650              -
Interest income                                       88              1
                                             -------------  -------------
Total revenues                                   195,398        164,001

Expenses
Compensation and benefits                        160,533        140,462
Advertising                                        3,275            125
Depreciation                                       1,051            490
Communications                                     6,891          7,162
Insurance                                            150            150
Other expenses                                     1,414            526
Related party expenses and commissions            30,060         32,800
Rent                                              15,939         14,444
Professional services                             14,040         30,205
License and registration fees                          -          1,413
Travel and entertainment                             285             60
Data processing                                    3,000            228
                                             -------------  -------------
Total expenses                                   236,638        228,065

Net income (loss)                                (41,240)       (64,064)

Other comprehensive loss:
Unrealized holding gain, net of tax                    -         10,000
                                             -------------  -------------
Comprehensive loss                           $   (41,240)   $   (54,064)
                                             =============  =============

Net income (loss) per share -
basic and diluted                            $     (0.00)   $     (0.00)
                                             =============  =============
Weighted average number of common
shares outstanding - basic and diluted        24,162,657     23,786,357
                                             =============  =============

            See accompanying notes to unaudited financial statements.

                                              JPC Capital Partners, Inc.
                                               Statements of Cash Flows
                                                     (Unaudited)


                                                               For the three months ended March 31,
                                                                         2006           2005
                                                                     ----------     ----------
Operating activities:

Net loss                                                             $ (41,240)     $ (64,064)
Adjustments to reconcile net loss to net cash used
      in operating activities:
         Depreciation                                                    1,051            490
         Net changes in operating assets and liabilities:
            Accounts receivable from related parties                     3,170        (12,126)
            Advances to employees                                       (3,000)             -
            Accounts payable and accrued expenses                       16,632        (10,564)
                                                                     ----------     ----------
Net cash used in operating activities                                  (23,387)       (86,264)

Investing activities:
Purchase of computer equipment                                          (2,859)             -
                                                                     ----------     ----------
Net cash used in investing activities                                   (2,859)             -

Financing activities:
Sale of common stock                                                    28,500         88,000
                                                                     ----------     ----------
Net cash provided by financing activities                               28,500         88,000

Increase in cash and cash equivalents                                    2,254          1,736
Cash and cash equivalents at beginning of period                        45,186         50,603
                                                                     ----------     ----------
Cash and cash equivalents at end of period                           $  47,440      $  52,339
                                                                     ==========     ==========


                            See accompanying notes to unaudited financial statements.

                                                         6

                           JPC Capital Partners, Inc.
                   Notes to the unaudited financial statements
                                 March 31, 2006


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

The Company was organized in 1999 to perform the private placement transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. The Company employed this strategy in 1999 and 2000, but had little success. In February 2001 the Company shifted to a more traditional strategy which involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003, fifteen months after application, approval was given and the Company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

In January 2004, the Company hired James P. Canouse, Scott C. Martin, and Jeffrey M. Canouse to support a more traditional marketing program for private placement transactions. They had previously worked for J.P. Carey Securities, Inc., a related party.

In July 2004, the Company changed its name to JPC Capital Partners, Inc. to emphasize the service the Company could provide and eliminate any stigma associated with ".COM". Subsequently the Company was assigned a new trading symbol "JPCI.OB".

Beginning in 2005, the Company management has held discussions with a number of private companies who have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Management is currently evaluating the potential benefit for our shareholder's of such a transaction. There are many considerations and uncertainties in such a transaction, most of which have unknown outcomes. This undertaking, should it be completed, could result in a significant restructuring of the Company include the possibility that the Company would no longer exist as a public enterprise in its present form or organization. Further, there is no assurance that our shareholder's long term value would be maximized if the transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, this transaction may be the best option available to management to enhance shareholder value at this time.

Basis of Presentation

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtains additional capital or generates additional revenue. Previously, the Company's management has indicated it would seek additional capital through the sale of securities. However, due to the depressed market price of the Company's stock, we have determined that this is not a viable plan. Accordingly, unless the Company generates revenue or enters into an agreement to combine with another company, there is serious doubt that the Company can continue as a going concern The financial statements do not include any adjustments to reflect the possible future effects of the recoverability or classification of assets or the amounts and classification of liabilities, which could result from the outcome of this uncertainty.

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

The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB.

Property and Equipment

At March 31, 2006 property and equipment consisted of the following:

                                   Useful Life
         Furniture                   5 Years            $   1,829
         Telephone equipment         5 Years               19,990
         Computer equipment          3 Years               78,059
                                                        -----------
                                                           99,878
         Accumulated depreciation                         (94,183)
                                                        -----------
                                                        $   5,695
                                                        ===========
Related Party Transactions

For the three month period ended March 31, 2006 the company allocated $1,200 in payroll expenses to J.P. Carey Asset Management LLC, and $2,500 to J.P. Carey Securities, Inc. both related parties. During the same period in 2005, we had allocated $1,066 and $8,145 respectively.

For the three month period ended March 31, 2006 the company allocated $2,961 in rent expenses to J.P. Carey Asset Management LLC. For the same period in 2005, we allocated $777 to J.P. Carey Asset Management LLC and $2,697 to J.P. Carey Securities, Inc.

For the three month period ending March 31, 2006 the Company paid $60 in state registration expenses for JPC Holding Company, Inc., a related party.

For the three month period ended March 31, 2006 the company paid $30,000 in consulting expenses to J.P. Carey Asset Management LLC, for assistance with private placement transactions. For the same period in 2005, the Company had paid $32,800 to J.P. Carey Securities, Inc. for the same type of assistance.

For the three month period ended March 31, 2006, the Company paid $3,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. Mr. Connor is a first cousin to John C. Canouse.

Advances to Employees

During the three month period ended March 31, 2006, the Company made an additional cash advance of $3,000 to Scott C. Martin, a related party, and brother-in-law to John C. Canouse. He is a commissioned salesperson for the Company. This brought the total cash advanced to Mr. Martin to $7,000. No interest has been charged for the advances.

2. COMMITMENTS AND CONTINGENCIES

Total rent expense under operating leases for the three month periods ended March 31, 2006 and 2005 respectively was $15,939 and $14,444, net of amounts allocated to related parties as noted above. The Company has not yet exercised its option to renew its current lease and may relocate to a new office site in June.

3. SHAREHOLDERS EQUITY

During the three month period ended March 31, 2006, the Company sold 285,000 shares of common stock to J.P. Carey Asset Management, LLC , for $28,500, or $0.10 per share.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OF OPERATIONS.

As discussed in previous reports, we have operated under a shared service agreement with J.P. Carey Securities, Inc. and J.P. Carey Asset Management, LLC. Certain staff members work for more than one of these participating companies. Expenses paid by one of the companies, where benefits accrue to one or both of the other companies, are allocated based upon time, revenue produced, and/or transactions completed. When one company completes a transaction, an estimate is made of the time and expense contributed to the transaction by staff members employed by another company. These estimated costs, which could include payroll, health insurance, office space, communications, and other administrative expense, are then allocated back to the company completing the transaction. Accordingly, the number of completed transactions greatly affects the allocation of expenses for all of the participating companies. In December 2005, J.P. Carey Securities, Inc. filed a broker withdrawal request with the NASD and SEC. In February, 2006 the request was approved and J.P. Carey Securities Inc. was terminated as a broker dealer. Accordingly, effective December 31, 2005, it will no longer participate in our shared service arrangement.

Financial Results

For the three month period ended March 31, 2006 we recorded total revenue of $195,398 and total operating expenses of $236,638. This resulted in an operating loss of $41,240. For the three month period ended March 31, 2005 we recorded total revenue of $164,001 and total operating expenses of $228,065. This resulted in an operating loss of $64,064. Also, during the first quarter of 2005 we reduced our unrealized holding loss on marketable securities by $10,000 which resulted in a comprehensive loss of $54,064. For the quarters ended March 31, in 2006 and 2005, we had a net loss per share of $0.00. Our weighted average shares outstanding were 24,162,657 and 23,786,357, respectively.

Revenue

For the three month period ended March 31, 2006 we recorded total revenue of $195,398. This was an increase of approximately 19% over the revenue earned in the quarter ended March 31, 2005 which totaled $164,001. During the quarter ended March 31, 2006 the company earned $178,660 from private placement transactions, $16,650 in referral fees and $88 in interest income. For the three month period ended March 31, 2005, we received $1 in interest income and $164,000 in private placement transaction fees. For the three month period ending March 31, 2006, total expenses were $236,638, an increase of $8,573 over the same period in 2005.

Respectively, for the three month periods ended March 31, 2006 and 2005:

         Our compensation and benefit expense increased by $20,071 due to an increase in the payout of commissions of $49,000, increased payroll taxes of $2,275, increased healthcare expenses of $785, offset by a reduction in payroll allocations to related companies of $5,511 and a reduction in staff which produced a savings of $37,500.

         Payments to related parties declined by $2,740. This decrease was the result of rewer transactions being completed in 2006.

         Professional service expense declined by $16,165. This was a result of a reduction in legal expense of $13,886, a reduction in accounting expense of $1,710, and a reduction of $569 in other professional services.

         Our advertising expense increased by $3,150 due primarily to the timing of an annual payment to a public relations and advertising firm. In 2006, a payment of $3,275 was made in the first quarter. In 2005, this payment was made in the second quarter. However, in February, 2005 we did incur an expense of $125, for other services.

         Our rent expense increased by $1,495. This was attributed to an increase in the rent charged by our landlord of $983 and a reduction in the amount of rent we allocated to related parties of $512.

         Our data processing expense increased by $2,772. During the first quarter of 2005 we received a refund of $2,772 from the NASDAQ for services we terminated in 2004. This reduced our net cost for data processing during that quarter to $228. Thereafter our data processing cost has essentially become a fixed cost consisting of the monthly fee of $1,000 paid to Frank Connor for support of our network.

         Our depreciation expense increased by $561. This was due to an upgrade in our computer equipment assets which resulted in additional depreciation. We had previously fully depreciated most of our fixed assets.

         Communications expense, which includes telephone, postage, and delivery, decreased by $271 due to a reduction in long distance toll charges of $205 and a reduction in overnight delivery expense of $66 due to fewer deliveries.

         Travel & entertainment expense increased by $225 due to one additional trip in 2006 verses 2005.

         Other expenses, which includes state and local taxes paid, bank charges, office supplies, miscellaneous items, and other expenses which are not classified elsewhere, increased by $888. This was due to an increase in taxes paid of $725, office supplies of $238, and a reduction in bank charges of $75.

Liquidity

For three month period ending March 31, 2006, we used net cash of $23,387 in operations and $2,859 for the purchase of computer equipment. During the same period we generated $28,500 through the sale of 285,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net increase in our cash of $2,254 for the period.

For three month period ending March 31, 2005, we used net cash of $86,264 in operations. During the same period we generated $88,000 through the sale of 176,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net increase in our cash of $1,736 for the period.

At March 31, 2006, we had cash of $47,440. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

If we are unable to generate revenue or sell stock, we must substantially curtail or terminate our operations or seek other business opportunities through strategic alliances, acquisitions, mergers, reverse mergers, or other arrangements that might dilute the interests of existing stockholders. We are currently exploring several business opportunities and have held discussions with multiple potential partners but have been unable to finalize a satisfactory transaction. We will continue to pursue such opportunities.

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

We also earn revenue from consulting which is recognized when received.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the month period ended , March 31, 2006 the Company sold 285,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $28,500. These funds were used for general working capital purposes. During this same tperiod the Company did not repurchase any of its equity securities.

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


                                          JPC CAPITAL PARTNERS, INC.
                                          Registrant


                                          /s/   John C. Canouse
                                          ---------------------
                                          John C. Canouse
                                          Chief Executive Officer, President and
                                          Chairman
                                          Date:        May 1, 2006

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          /s/  Jimmie N. Carter
                                          ----------------------
                                          Jimmie N. Carter
                                          Executive Vice President and Chief
                                          Financial Officer
                                          Date:        May 1, 2006


                                          /s/  Janet L. Thompson
                                          ----------------------
                                          Janet L. Thompson
                                          Executive Vice President, Chief
                                          Compliance Officer and Director
                                          Date:       May 1, 2006