Form 10QSB
period 2006-06-30
JPC Capital Partners, Inc.
filed 2006-07-28
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                        Commission File Number 333-74396

                           JPC CAPITAL PARTNERS, INC.

                 (Name of Small Business Issuer in Its Charter)


       Delaware                                            58-2451191
-----------------------------                         -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


 3440 Preston Ridge Road, Suite 600
       Alpharetta, GA 30005                               (770) 521-0797
----------------------------------------           ---------------------------
(Address of Principal Executive Offices)           (Issuer's Telephone Number,
                                                         Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of July 28, 2006 was 24,796,546.

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

                                TABLE OF CONTENTS
                                                                        Page No.

PART  I    FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS   (Unaudited)

                Balance Sheet June 30, 2006                                   4

                Statements of  Operations  for the three month periods
                ended June 30, 2006 and June 30, 2005                         5

                Statements  of  Operations  for the six month periods
                ended June 30, 2006 and June 30, 2005                         6

                Statements  of Cash Flows for the three month periods
                ended June 30, 2006 and June 30, 2005                         7

                Notes to unaudited financial statements                       8

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS   11

Item 3.         CONTROLS AND PROCEDURES                                      13

PART II    OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS                                            14

Item 2.         UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS   14

Item 3.         DEFAULTS UPON SENIOR SECURITIES                              14

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

Item 5.         OTHER INFORMATION                                            14

Item 6.         EXHIBITS                                                     14


                SIGNATURES                                                   15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           JPC Capital Partners, Inc.
                                  Balance Sheet
                                  June 30, 2006
                                   (Unaudited)

ASSETS

Current Assets
Cash                                                   $      56,489
Marketable securities                                         70,000
Commission advances                                            7,000
                                                          ------------
Total current assets                                         133,489

Furniture and equipment, net                                   5,121

Other assets                                                   6,416

Total assets                                           $     145,026
                                                          ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                       $       7,550
Amounts due related parties                                   11,821
                                                          ------------
Total current liabilities                                     19,371

Deferred rent expense                                          6,209

Shareholders' equity
Common stock, $.001 par value; 95,000,000 shares
Authorized, 24,796,546 issued and outstanding                 24,797
Additional paid-in capital                                 5,752,552
Accumulated deficit                                       (5,632,903)
Unrealized holding loss                                      (25,000)
                                                          ------------
Total shareholder's equity                                   119,446

Total liabilities and shareholders' equity             $     145,026
                                                          ============

            See accompanying notes to unaudited financial statements

                            JPC Capital Partners, Inc
                            Statements of Operations
                       For the Three Months Ended June 30,


                                                                   (Unaudited)    (Unaudited)
                                                                      2006            2005
                                                                 -------------  -------------
                  Fees from private placements                   $   173,708      $   74,000
                                                                 -------------  -------------
                  Total revenue                                      173,708          74,000
Expenses
                  Compensation and benefits                           85,107          76,352
                  Advertising expense                                    125           3,275
                  Depreciation                                         1,031             349
                  Communications                                       4,588           4,920
                  Insurance expense (net of refunds)                    (695)              -
                  Related party expense                                    -          19,750
                  Other expense                                        1,388             871
                  Rent expense                                        15,843          15,802
                  Professional service expense                         6,912          15,148
                  Loss on securities, net of tax                           -          40,068
                  Licenses and registrations                           1,345           1,832
                  Travel and entertainment                                 -           1,290
                  Data processing expense                              3,120           3,000
                                                                 -------------  -------------
                  Total expenses                                     118,764         182,657

                  Net  income (loss)                                  54,944        (108,657)

                  Other comprehensive loss
                  Unrealized loss on marketable securities           (25,000)              -

                  Comprehensive income (loss)                    $    29,944    $   (108,657)
                                                                 =============  =============
                  Net loss per share - basic and diluted         $      0.00    $      (0.00)
                  Weighted average number of common
                  Shares outstanding - basic and diluted          24,430,722      23,944,920
                                                                 =============  =============

            See accompanying notes to unaudited financial statements

                            JPC Capital Partners, Inc
                            Statements of Operations
                        For the Six Months Ended June 30,

                                                                 (Unaudited)        (Unaudited)
                                                                     2006               2005
Revenue                                                         -------------      -------------
                  Fees from private placements                   $   352,368     $     238,000
                  Consulting income                                   16,650                 -
                  Interest income                                         88                 -
                                                                -------------      -------------
                  Total revenue                                      369,106           238,000
Expenses
                  Compensation and benefits                          245,640           216,814
                  Professional service expense                        20,952            45,353
                  Communications                                      11,480            12,081
                  Licenses & registrations                             1,345             3,245
                  Loss on securities sold net of tax                       -            40,068
                  Travel & entertainment                                 285             1,350
                  Rent expense                                        31,782            30,245
                  Related party expense                               30,060            52,550
                  Other expense                                        2,801             1,398
                  Depreciation                                         2,082               839
                  Insurance expenses (net of refunds)                   (545)              150
                  Advertising expense                                  3,400             3,400
                  Data processing expense                              6,120             3,228
                                                                -------------      -------------
                  Total expense                                  $   355,402     $     410,721

                  Net income (loss)                                   13,704          (172,721)

                  Other comprehensive loss
                  Unrealized loss on marketable securities           (25,000)                -

                  Comprehensive loss                             $   (11,296)    $    (172,721)
                                                                =============    ===============
                  Net loss per share - basic and diluted         $     (0.00)    $       (0.01)

                  Weighted average number of common
                  Shares outstanding - basic and diluted          24,260,966        23,866,076
                                                                =============    ===============


            See accompanying notes to unaudited financial statements

                            JPC Capital Partners, Inc
                            Statements of Cash Flows
                        For the Six Months Ended June 30,

                                                                            (Unaudited)         (Unaudited)
                                                                               2006                 2005
Cash flows Used in operating activities                                   --------------      --------------
Net income (loss)                                                         $     13,704        $  (172,721)
Adjustments to reconcile loss to net cash used in operating activities:
              Depreciation                                                       2,082                839
              Unrealized gain (loss) on stock received for services            (25,000)            40,068

              Net change in operating assets and liabilities
              Marketable securities                                            (70,000)                 -
              Office lease deposit                                              (6,416)                 -
              Advance on commissions                                            (3,000)            (6,000)
              Deferred rent                                                      6,210                  -
              Accounts payable                                                   8,333            (10,707)
              Related party transactions                                        10,491             (5,935)
                                                                          ---------------     --------------
Net cash used in operating activities                                          (63,596)          (154,456)


Cash flows used in investing activities
              Proceeds from sale of securities                                       -             49,932
              Purchase of computer equipment                                    (4,101)                 -
                                                                          ---------------     --------------
Net cash provided (used) in investing activities                                (4,101)            49,932


Cash flows provided by financing activities
              Issuance of common stock                                          79,000            149,500
                                                                          ---------------     --------------
Net cash provided by financing activities                                       79,000            149,500

              Decrease in cash and cash equivalents                             11,303             44,976
              Cash and cash equivalents at beginning of period                  45,186             50,603
                                                                          ---------------     --------------
              Cash and cash equivalents at end of period                  $     56,489        $    95,579
                                                                          ===============     ==============

            See accompanying notes to unaudited financial statements

                                       7

                   Notes to the Unaudited Financial Statements
                                  June 30, 2006



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

Beginning in 2005, the Company management has held discussions with a number of private companies who have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Management is currently in discussion with a firm that appears to be a good candidate for such a combination with the Company. This undertaking, should it be completed, will result in a significant restructuring of the Company. However, there is no assurance that our shareholder's long term value will be maximized if this transaction is completed. But, after careful consideration of our business sector outlook and the competing factors we face, management believes that this transaction appears to be the best option available to enhance the long term shareholder value at this time and we intend to continue the discussions and will attempt to complete the transaction if possible.

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

The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The financial statements include certain reclassifications of revenue and expenses in the statement of operations. None of these adjustments are material and were made to clarify the information presented.

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

The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 5 included in the Company's Annual Report on Form 10-KSB.

Property and Equipment

At June 30, 2006 property and equipment consisted of the following:

                                   Useful Life
         Furniture                   5 Years            $   2,029
         Telephone equipment         5 Years               19,990
         Computer equipment          3 Years               78,316
                                                        -----------
                                                          100,335
         Accumulated depreciation                         (95,214)
                                                        -----------
                                                        $   5,121
Related Party Transactions

For the six month period ended June 30, 2006 the Company paid $30,000 to JP Carey Asset Management LLC for assistance on private placement transactions. For the same period in 2005, the Company paid $50,525 to JP Carey Securities, Inc. and $2,025 to JP Carey Asset Management LLC for assistance on private placement transactions.

As previously reported, the Company operates under a shared services agreement with JP Carey Asset Management LLC and JP Carey Securities, Inc. Under this agreement the Company allocates the cost of shared services and expenses to other companies that benefit from the service. In conjunction with this agreement, for the six month period ended June 30, 2006, the Company allocated $13,009 to JP Carey Asset Management LLC and $ 2,500 JP Carey Securities, Inc. for rent, payroll services, and other benefits. In 2005, respectively, the Company allocated $7,494 and $14,320 for the same services.

For the six month period ended June 30, 2005 and 2006 the Company paid $6,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. Mr. Connor is a first cousin to John C. Canouse.

Advances to Employees

During the six month period ended June 30, 2006, the Company made an additional cash advance of $3,000 to Scott C. Martin, a related party, and brother-in-law to John C. Canouse. He is a commissioned salesperson for the Company. This brought the total cash advanced to Mr. Martin to $7,000 net. The advances are non-interest bearing and payable on demand.

2.  COMMITMENTS AND CONTINGENCIES

In May, 2006 we executed a 65 month lease with Duke Realty Limited Partnership for office space at 3440 Preston Ridge Road, Alpharetta, Georgia 30005, effective June 1, 2006. This lease was reported in our 8-K filing dated May 18, 2006. The lease provides for five initial months of free rent which will result in a deferred rent liability of $31,046 which will be amortized over the life of the lease. After the initial 5 month period the monthly rental will be $6,416 through the end of year one. Thereafter, the rent will increase annually. Total minimum rental payments under the lease are $403,593 which will produce an average monthly rent expense of $6,209. The lease is for office space only and does not include telephone, computer, or other services. We will purchase these services from other sources. We anticipate that our overall cost to operate our offices will decline verses our prior arrangement.

Our rent expense under operating leases for the six month periods ended June 30, 2006 and 2005 respectively was $31,782 and $30,245, net of amounts allocated to related parties as noted above.

3.  SHAREHOLDERS EQUITY

During the six month period ended June 30, 2006 the Company sold 790,000 shares of common stock to J.P. Carey Asset Management, LLC $79,000, or $0.10 per share.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Results

For the six month period ended June 30, 2006 we recorded total revenue of $369,106 and total operating expenses of $355,402. This resulted in an operating profit of $13,704. For the six month period ended June 30, 2005 we recorded total revenue of $238,000 and total operating expenses of $410,721. This resulted in an operating loss of $172,721. The 2006 revenue included $95,000 in restricted common stock received as compensation for services provided. At June 30, these securities had declined in value to $70,000, resulting in an unrealized loss of $25,000. This resulted in a comprehensive loss for the quarter of $11,296.

For the six month period ended June 30, 2006 we had a comprehensive net loss per share of $0.00. For the same period in 2005 our net loss per share was $0.01. Our weighted average shares outstanding respectively were 24,260,966 and 23,866,076, respectively.

For the six month period ended June 30, 2006 we recorded total revenue of $369,106. This was an increase of approximately 55 % over the revenue earned in the same period in 2005 which totaled $238,000. In 2006 we earned $352,368 from private placement transactions, $16,650 in referral fees and $88 in interest income. For the three month period ended June 30, 2005, we earned $238,000 in private placement transaction fees.

Expenses

For the six month period ended June 30, 2006, total expense declined by $55,319 verses the same period in 2005.

Respectively, for the six month periods ended June 30, 2006 and 2005:

         Our compensation and benefit expense increased by $28,826 due to an increase in the payout of commissions of $55,000, increased payroll taxes of $2,797, increased healthcare expenses of $3,738, a reduction in payroll allocations to related companies of $3,982, and an increase in other payroll expenses of $445. These increases were offset by a net staff reduction which reduced payroll expense by $37,136.

         Payments to related parties declined by $22,490. We did not require as much assistance on our private placement transactions as in previous years.

         Professional service expense declined by $24,401. This was a result of a reduction in legal expense of $14,444, a reduction in accounting expense of $9,207, and a reduction of $750 in other professional services.

         Our rent expense increased by $1,537. This was attributed to an increase in the rent charged by our landlord of $835 and a reduction in the amount of rent we allocated to related parties of $2,372.

         Our data processing expense increased by $2,892. During the first quarter of 2005 we received a refund of $2,772 from the NASDAQ for services we terminated in 2004. This reduced our net cost for data processing during that quarter. No comparable refund was received in 2006. Also, in 2006, our landlord charged us $120 for non-recurring miscellaneous data processing services.

         Our depreciation expense increased by $1,243. This was due to an upgrade in our computer equipment assets which resulted in additional depreciation. We had previously fully depreciated most of our fixed assets.

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)

         Insurance expense decreased by $695 due to a refund of workmen's compensation insurance.

         Our costs for license and registrations declined by $1,900. Our charges from the NASD decreased by $1,870 and our charges from the Department of Securities, Georgia, declined by $30.

         In 2005 we recorded a realized loss on securities of $40,068 which resulted from the sale of stock we received in 2004. No loss has been recorded in 2006.

         Communications expense, which includes telephone, postage, and delivery, decreased by a net of $601 due to a reduction in long distance toll charges of $450, a reduction in postage charges from our landlord of $425, offset by an increase in express delivery of $274.

         Travel & entertainment expense decreased by $1,065 due to less travel in 2006 verses 2005.

         Other expenses, which includes state and local taxes paid, bank charges, office supplies, miscellaneous items, and other expenses which are not classified elsewhere, increased by $1,403. This was due to an increase in taxes paid of $809, office supplies of $122, other expenses of $597, and a reduction in bank charges of $125.

Liquidity

For the six month period ending June 30, 2006, we used net cash of $63,596 in operations and $4,101 for the purchase of computer equipment. During the same period we generated $79,000 through the sale of 790,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net increase in our cash of $11,303 for the period.

For the six months period ending June 30, 2005, we used net cash of $154,456 in operations. During the same period we generated $149,500 through the sale of 299,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder and $49,932 through the sale of marketable securities. These transactions resulted in a net increase in our cash of $44,976 for the period.

At June 30, 2006, we had cash of $56,489. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

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

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2006 the Company sold 790,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $79,000. These funds were used for general working capital purposes. During this same six period the Company did not repurchase any of its equity securities.

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


                                                 JPC CAPITAL PARTNERS, INC.
                                                 Registrant


                                                 /s/   John C. Canouse
                                                 ------------------------------
                                                 John C. Canouse
                                                 Chief Executive Officer,
                                                 President and Chairman
                                                 Date: July 28, 2006

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 /s/  Jimmie N. Carter
                                                 ------------------------------
                                                 Jimmie N. Carter
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 Date: July 28, 2006

                                                 /s/  Janet L. Thompson
                                                 ------------------------------
                                                 Janet L. Thompson
                                                 Executive Vice President, Chief
                                                 Compliance Officer and Director
                                                 Date: July 28, 2006