Form 10QSB
period 2006-09-30
JPC Capital Partners, Inc.
filed 2006-11-02
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of October 31, 2006 was 24,796,546.

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

                                TABLE OF CONTENTS
                                                                        Page No.

PART  I     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS   (Unaudited)

            Balance Sheet September 30, 2006                                  4

            Statements of Operations for the three month period               5
            ended September 30, 2006 and September 30, 2005

            Statements of Operations for the nine month periods ended         6
            September 30, 2006 and September 30, 2005

            Statements of Cash Flows for the nine month periods ended         7
            September 30, 2006 and September 30, 2005

            Notes to unaudited financial statements                           8

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       11

Item 3.     CONTROLS AND PROCEDURES                                          13

PART II     OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS                                                14

Item 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS       14

Item 3.     DEFAULTS UPON SENIOR SECURITIES                                  14

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14

Item 5.     OTHER INFORMATION                                                14

Item 6.     EXHIBITS                                                         14


            SIGNATURES                                                       14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           JPC Capital Partners, Inc.
                                  Balance Sheet
                               September 30, 2006
                                   (Unaudited)

Assets
Current assets:
Cash                                                  $     100,641
Marketable securities                                        17,500
                                                        ------------
Total current assets                                        118,141

Furniture and equipment, net                                  4,882

Other assets:
Office lease deposit                                          6,416

Total assets                                          $     129,439
                                                        ============

Liabilities and shareholder's equity
Current liabilities:
Accounts payable                                      $       8,500
Amounts due related parties                                   6,274
Current portion of deferred rent                              2,768
                                                        ------------
Total current liabilities                                    17,542

Deferred rent expense                                        22,069

Shareholder's equity:
Common stock, $.001 par value; 95,000,000 shares
Authorized, 24,796,546 issued and outstanding                24,797
Additional paid-in capital                                5,752,552
Accumulated deficit                                     (5,610,021)
Unrealized holding (loss)                                  (77,500)
                                                        ------------
Total shareholder's equity                                   89,828

Total liabilities and shareholder's equity            $     129,439
                                                        ============

            See accompanying notes to unaudited financial statements

                                      JPC Capital Partners, Inc
                                      Statements of Operations
                             For the Three Months Ended September 30,
                                             (Unaudited)


                                                                2006                2005
                                                            -----------         -----------
Revenues
                  Fees from private placements              $    124,500      $    270,900
                  Interest income                                      -               297
                                                            -------------     -------------
Total revenues                                                   124,500           271,197
                                                            -------------     -------------

Expenses
                  Compensation and benefits                       64,244           163,564
                  Depreciation                                     1,021               524
                  Communications                                   2,972             7,490
                  Insurance expense (net of refunds)                 462               467
                  Related party expense                                -            70,000
                  Other expense                                      246             1,798
                  Rent expense                                    18,627            14,309
                  Professional service expense                    11,025             4,820
                  Licenses and registrations                          25               328
                  Travel and entertainment                            16                 -
                  Data processing expense                          3,000             3,250
                                                            -------------     -------------
Total expenses                                                   101,638           266,550
                                                            -------------     -------------

                  Net  income                                     22,862             4,647
                                                            =============     =============

                  Other comprehensive loss
                  Unrealized holding loss, net of tax            (52,500)                -

                  Comprehensive income (loss)               $    (29,638)     $      4,647
                                                            =============     =============

                  Net income (loss)  per share - basic and  $       0.00      $     (0.00)
                  diluted
                                                            =============     =============


                  Weighted average number of common
                   Shares outstanding - basic and diluted     24,796,546        24,006,546
                                                            =============     =============

                     See accompanying notes to unaudited financial statements.


                                    JPC Capital Partners, Inc
                                     Statements of Operations
                             For the Nine Months Ended September 30,
                                           (Unaudited)



                                                                   2006                  2005
                                                             ---------------        -------------
Revenues
                  Fees from private placements               $      476,868      $       508,900
                  Consulting income                                  16,650                    -
                  Interest income                                        88                  302
                                                             ---------------        -------------
Total revenues                                                      493,606              509,202
                                                             ---------------        -------------

Expenses
                  Compensation and benefits                         309,864              380,378
                  Depreciation                                        3,103                1,362
                  Communications                                     14,452               19,571
                  Advertising expense                                 3,400                3,400
                  Loss on securities sold net of tax                      -               40,068
                  Insurance expense (net of refunds)                    (83)                 617
                  Related party expense                              30,060              122,550
                  Other expense                                       3,048                3,201
                  Rent expense                                       50,409               44,554
                  Professional service expense                       31,976               50,173
                  Licenses and registrations                          1,370                3,574
                  Travel and entertainment                              301                1,350
                  Data processing expense                             9,120                6,478
                                                             ---------------        -------------
Total expenses                                                      457,020              677,276
                                                             ---------------        -------------
                  Net  income (loss)                                 36,586             (168,074)
                                                             ===============        =============

                  Other comprehensive loss
                  Unrealized holding loss, net of tax               (77,500)                   -

                  Comprehensive (loss)                       $      (40,914)     $      (168,074)
                                                             ===============        =============

                  Net income (loss)  per share - basic and   $         0.00      $         (0.01)
                  diluted
                                                             ===============        =============

                  Weighted average number of common
                   Shares outstanding - basic and diluted        24,465,630           23,913,414
                                                             ===============        =============

                          See accompanying notes to unaudited financial statements.

                                     JPC Capital Partners, Inc
                                      Statements of Cash Flows
                             For the Nine Months Ended September 30,
                                              (Unaudited)


                                                                   2006           2005
                                                                 ---------     ---------
Operating activities:
           Net income (loss) from operations                   $   36,586    $ (168,074)
           Adjustments to reconcile net loss to cash
           Used in operating activities:
               Depreciation and amortization                        3,102         1,362
               (Increase) decrease in securities                  (17,500)       50,000
               Realized loss on securities                              -        40,000
               Unrealized holding loss on securities              (77,500)            -
           Net changes in operating assets and liabilities
               Office rental deposit                               (6,416)            -
               (Increase) decrease in advances                      4,000        (6,000)
               Deferred rental liability                           24,837             -
               Accounts receivable                                  3,171       (13,353)
               Accounts payable and accrued expenses               10,274        (8,705)
                                                                 ---------     ---------
           Net cash used in operating activities                  (19,446)     (104,770)

Investing activities:
           Purchase of equipment                                   (4,099)       (4,195)
                                                                 ---------     ---------
           Net cash used in investing activities                   (4,099)       (4,195)


Financing activities:
           Sale of common stock to related parties                 79,000       149,500
                                                                 ---------     ---------
           Net cash provided by financing activities               79,000       149,500

           Increase in cash and cash equivalents                   55,455        40,535
           Cash and cash equivalents at beginning of period        45,186        50,603
                                                                 ---------     ---------
           Cash and cash equivalents at end of period          $  100,641    $   91,138
                                                                 =========     =========

                          See accompanying notes to unaudited financial statements


                   Notes to the Unaudited Financial Statements
                               September 30, 2006

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

The Company was organized in 1999 to perform the private placement transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would generally earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. The Company employed this strategy in 1999 and 2000, but had little success. In February 2001 the Company shifted to a more traditional strategy which involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003, fifteen months after application, approval was given and the Company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

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

Beginning in 2005, Company management has held discussions with a number of private companies whom have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Management is currently in discussions with a number of firms that initially appear to be good matches for such a combination with the Company. No definitive or binding agreements have been reached or entered into. If such an undertaking is completed with any one of these firms, it could result in a significant restructuring of the Company including the possibility that the Company would no longer exist as a public enterprise in its present form or organization. Further, there is no assurance that our shareholder's long term value would be maximized if a transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, such a transaction may be the best option available to management for the long term enhancement of our shareholder value.

Basis of Presentation

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtains additional capital or generates additional revenue. The Company's management has

                   Notes to the Unaudited Financial Statements
                               September 30, 2006

(Business and Basis of presentation continued)

historically indicated it would seek additional capital through the sale of securities. However, due to the low trading price of the Company's stock, this strategy would probably result in dilution of current shareholder value. These conditions raise substantial doubt about the Company's ability to continue as a going concern . The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination. The financial statements include certain reclassifications of revenue and expenses in the statement of operations. None of these adjustments are material and were made to clarify the information presented.

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

Property and Equipment

At September 30, 2006 property and equipment consisted of the following:

                                           Useful Life

    Furniture                                 5 Years        $    2,029
    Telephone equipment                       5 Years            19,990
    Computer equipment                        3 Years            79,098
                                                              -----------
                                                                101,117
    Accumulated depreciation                                    (96,235)
                                                              -----------
                                                             $    4,882
                                                              ===========

Related Party Transactions

For the nine month period ended September 30, 2006 the Company paid $30,000 to JP Carey Asset Management LLC for assistance on private placement transactions. For the same period in 2005, the Company paid $120,525 to JP Carey Securities, Inc. and $1,875 to JP Carey Asset Management LLC for the same assistance. The Company also paid $60 in 2006 and $150 in 2005 for state registration expenses for various affiliated companies, all of which are related parties.

                   Notes to the Unaudited Financial Statements
                               September 30, 2006

(Business and Basis of presentation continued)

As previously reported, the Company operates under a shared services agreement with JP Carey Asset Management LLC and JP Carey Securities, Inc. Under this agreement the Company allocates the cost of shared services and expenses to other companies that benefit from the service. In conjunction with this agreement, for the nine month period ended September 30, 2006, the Company allocated $9,961 to JP Carey Asset Management LLC and $ 12,273 to JP Carey Securities, Inc. for rent, payroll services, and other benefits. In 2005, respectively, the Company allocated $19,673 and $8,065 for the same services.

For the nine month periods ended September 30, 2006 and 2005, the Company paid $9,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. Mr. Connor is a first cousin to John C. Canouse. Advances to Employees At December 31, 2005 the Company had advanced $4,000 to Scott C. Martin, a related party, and brother-in-law to John C. Canouse. He is a commissioned salesperson for the Company. In January, 2006 the Company advanced Mr. Martin an additional $3,000. In July 2006 the Company forgave the advances for services provided by Mr. Martin on several private placement transactions. The advances were non-interest bearing and payable on demand.

2.  COMMITMENTS AND CONTINGENCIES

In May, 2006 we executed a 65 month lease with Duke Realty Limited Partnership for office space at 3440 Preston Ridge Road, Alpharetta, Georgia 30005, effective June 1, 2006. This lease was reported in our 8-K filing dated May 18, 2006. The lease provides for five initial months of free rent which will result in a deferred rent liability of $31,046 which will be amortized over the life of the lease. After the initial 5 month period the monthly rental will be $6,416 through the end of year one. Thereafter, the rent will increase annually. Total minimum rental payments under the lease are $403,593 which will produce an average monthly rent expense of $6,209. The lease is for office space only and does not include telephone, computer, or other services. We have purchased these services from other sources. We anticipate that our overall cost to operate our offices will decline versus our prior arrangement.

Our rent expense under operating leases for the nine month periods ended September 30, 2006 and 2005 respectively was $50,409 and $44,554 net of amounts allocated to related parties as noted above.

3.  SHAREHOLDERS EQUITY

During the nine month period ended September 30, 2006 the company sold 790,000 shares of common stock to J.P. Carey Asset Management, LLC $79,000, or $0.10 per share.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Results

For the nine month period ended September 30, 2006 we recorded total revenue of $493,606 and total operating expenses of $457,020. This resulted in an operating profit of $36,586. For the nine month period ended September 30, 2005 we recorded total revenue of $509,202 and total operating expenses of $677,276. This resulted in an operating loss of $168,074. The 2006 revenue included $95,000 in restricted common stock received as compensation for services provided. At September 30, 2006 these securities had declined in value to $17,500, resulting in an unrealized loss of $77,500. This resulted in a comprehensive loss for the nine month period ended September 30, 2006 of $41,914.

For the nine month period ended September 30, 2006 we had a comprehensive net loss per share of $0.00. For the same period in 2005 our net loss per share was also $0.00. The weighted average shares outstanding respectively were 24,465,630 and 23,913,414, respectively.

Revenue

For the nine month period ended September 30, 2006 we recorded total revenue of $493,606. This was an decrease of approximately 6% versus the revenue earned in the same period in 2005 which totaled $509,202. In 2006 we earned $476,868 from private placement transactions, $16,650 in referral fees and $88 in interest income. For the three month period ended September 30, 2005 we earned 508,900 in private placement transaction fees and $302 in interest income.

For the nine month period ended September 0, 2006, total expense declined by $220,256 versus the same period in 2005.

Respectively, for the nine month periods ended September 30, 2006 and 2005:

         Our compensation and benefit expense decreased by $70,514 due to a decrease in the payout of commissions of $9,400, decreased payroll taxes of $4,292, and a reduction in salaried payroll expense of $65,935. These decreases were offset by an increase in healthcare expenses of $7,654 and a reduction in payroll allocations to related companies of $1,459.

         Payments to related parties declined by $92,490. We did not receive as much assistance on our private placement transactions as in previous years.

         Professional service expense declined by $18,197. This was a result of a reductions in legal expense of $8,694, in accounting expense of $9,012, and a reduction of $491 in other professional services.

         Our rent expense increased by a net $5,855. This was due primarily to a lower allocation of rent expense to related parties due to less assistance on our private placement transactions. For the nine months ended September 30, 2005 we had allocated $13,268 to related parties. For the same period in 2006 we allocated $6,305, a reduction in allocated expense of $6,963. Other rental expenses declined including our cost to rent a storage space for excess office furniture. This decreased by $620. And miscellaneous rental expense payments to our former landlord declined by $488.


(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)

         Our data processing expense increased by $2,642. During the first quarter of 2005 we received a refund of $2,772 from the NASDAQ for services we terminated in 2004. This reduced our net cost for data processing during that quarter. No comparable refund was received in 2006. In 2005, our landlord charged us $250 for non-recurring miscellaneous data processing services. This charge was reduced to $120 in 2006.

         Our depreciation expense increased by $1,741. This was due to an upgrades and additions to our computer equipment assets which resulted in additional depreciation. We had previously fully depreciated most of our fixed assets.

         Insurance expense increased by a net of $700. In 2006 as previously indicated, we signed a lease for new office space and were required to obtain property and liability insurance for the office. The cost of this coverage was $826. To offset this expense we received a refund of excess workmen's compensation insurance premiums of $1,521 and our fidelity bond premiums declined by $5.

         Our costs for license and registrations declined by $2,204. Our charges from the NASD decreased by $1,870 and our miscellaneous charges from various states declined by $334.

         In 2005 we recorded a realized loss on securities of $40,068 which resulted from the sale of stock we received in 2004. No loss has been recorded in 2006.

         Communications expense, which includes telephone, postage, and delivery, decreased by $5,119. Our cost for telephone service and long distance declined by $5,373 and we allocated $280 of our expense to related parties in 2006. No cost was allocated in 2005. These reductions in expense were offset by an increase in overnite delivery and postage charges of $464 and an additional expense of $70 for installation of our phone system at our new office.

         Travel & entertainment expense decreased by $1,049 due to less travel in 2006 versus 2005.

         Other expenses, which includes state and local taxes paid, bank charges, office supplies, miscellaneous items, and other expenses which are not classified elsewhere, decreased by $153. Our expense for advertising remained constant from year to year through September 30.

Liquidity

For the nine month period ending September 30, 2006, we used net cash of $19,446 in operations and $4,099 for the purchase of computer equipment. During the same period we generated $79,000 through the sale of 790,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net increase in our cash of $55,455 for the period.

For the nine month period ending September 30, 2005, we used net cash of $104,770 in operations and $4,195 for the purchase of computer equipment. During the same period we generated $149,500 through the sale of 299,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net increase in our cash of $40,535 for the period.

At September 30, 2006, we had cash of $100,641. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.


(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)

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

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 0, 2006 the Company sold 790,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $79,000. These funds were used for general working capital purposes. During this same nine period the Company did not repurchase any of its equity securities.

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



                                                      JPC CAPITAL PARTNERS, INC.
                                                                      Registrant



                                          /s/   John C. Canouse
                                          John C. Canouse
                                          Chief Executive Officer, President and
                                          Chairman
                                          Date: November 2, 2006

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          /s/  Jimmie N. Carter
                                          Jimmie N. Carter
                                          Executive Vice President and
                                          Chief Financial Officer
                                          Date: November 2, 2006

                                          /s/  Janet L. Thompson
                                          Janet L. Thompson
                                          Executive Vice President,
                                          Chief Compliance Officer and Director
                                          Date: November 2, 2006