Form 10KSB
period 2006-12-31
JPC Capital Partners, Inc.
filed 2007-03-30
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                        Commission File Number 333-74396


                           JPC CAPITAL PARTNERS, INC.

                 (Name of Small Business Issuer in Its Charter)


                    Delaware                              58-2451191
            ------------------------------            -------------------
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)               Identification No.)



       3440 Preston Ridge Road, Suite 600
              Alpharetta, GA 30005                      (770) 521-1330
    ----------------------------------------      ---------------------------
    (Address of Principal Executive Offices)      (Issuer's Telephone Number,
                                                      Including Area Code)




           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2006 were $726,105

The aggregate market value of the voting stock outstanding, based upon the average bid and ask prices on March 15, 2007 was $1,858,303. The number of shares of Common Stock of the issuer outstanding as of March 15, 2007 was 24,796,546.

                                TABLE OF CONTENTS
                                                                        Page No.
              Forward-Looking Statements                                      3

PART  I

Item 1.       Description of Business                                         4
Item 2.       Description of Property                                         6
Item 3.       Legal Proceedings                                               6
Item 4.       Submission of Matters to a Vote of Security Holders             7

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters        7
Item 6.       Management's Discussion and Analysis or Plan of Operations      8
Item 7.       Financial Statements                                           11

Item 8.       Changes In and Disagreements With Accountants on Accounting
              and Financial                                                  24
              Disclosure

Item 8.a.     Controls and Procedures                                        24

PART III

Item 9.       Directors and Executive Officers of the Registrant             24
Item 10.      Executive Compensation                                         26
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related                                         28
              Stockholder Matters
Item 12.      Certain Relationships and Related Transactions                 29
Item 13.      Exhibits                                                       30
Item 14.      Principal Accountant Fees and Services                         31

              Signatures and certifications                                  32

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

Retail Brokerage Operation

Beginning in 2001 the Company had offered retail brokerage services. To support this business the Company maintained a clearing arrangement with Fiserv Securities, Inc. Philadelphia, PA. Under the membership agreement with the NASD, the Company was required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii). Since the Company decided to focus its efforts on the private placement financing business, it amended the membership agreement with the NASD in 2004, and reduced the required capital level to $5,000. The Company also closed the clearing arrangement with Fiserv Securities, Inc. and terminated its contract with NASDAQ for data services and online access to the stock markets. These actions effectively suspended the retail brokerage operation.

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

We plan on competing in this marketplace by:

o  developing placements that best serve the needs of small public companies;
o being responsive and providing advice that assists small public companies to succeed;
o  negotiating competitive yet affordable fee arrangements;
o  providing services on a timely basis; and
o  taking advantage of our contacts in the investment management community.

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

As previously discussed, due to the strategic business decision to concentrate efforts on our private placement business, we decided to amend our membership agreement with the NASD and reduce the minimum level of required capital we must maintain. On August 11, 2004 we amended our membership agreement with the NASD and were allowed to reduce our minimum net capital requirement to $50,000. Subsequently, on October 26, 2004, we amended our membership agreement again and were allowed to reduce our minimum net capital requirement to $5,000. At December 31, 2006, our minimum net capital requirement for JPC Capital Partners, Inc. was $5,000.

Employees

On December 31, 2006, we employed six full-time employees. None of our employees are covered by a collective bargaining agreement. Future increase in the number of employees will depend upon the growth of our business and the compensation arrangements of those employees. Our registered employees are required to take examinations administered by the NASD in order to qualify to perform their job responsibilities and to transact business.

ITEM 2. DESCRIPTION OF PROPERTY.

At December 31, 2006, our principal office was located at 3440 Preston Ridge Road, Suite 600, Alpharetta, GA 30005. We lease an estimated 4,000 square feet of office space at a cost of approximately $75,000 per annum. In May, 2006 we executed this 65 month lease with Duke Realty Limited Partnership. The lease provided for five initial months of free rent which created a deferred rent liability of $31,046. This liability will be amortized over the remaining life of the lease. The lease includes an annual adjustment in the rent and provides for an additional adjustment based on changes in the out of pocket operating expenses for the building which include utilities, security, and certain maintenance items. The lease is for office space only and does not include telephone, computer, or other services. We have previously reported this lease in our 8-K filed May 18, 2006.

ITEM 3. LEGAL PROCEEDINGS.

In July 2004, the Company had been named as a Defendant in a case filed with the Superior Court of Fulton County, State of Georgia, styled First Empire Corporation, et al. v. John C. Canouse, et al. case # 2004 cv 88793. In June, 2005, the Company was dropped as defendant in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the year ended December 31, 2006.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Common Stock, par value $0.001 per share, was initially traded May 2, 2003, on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CFNC." Our ticker symbol has subsequently been changed to "JPCI." The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by Reuters
Data:

                  Period                              High              Low
         Quarter ended March 31, 2005                $0.24             $0.02
         Quarter ended June 30, 2005                 $0.05             $0.02
         Quarter ended September 30, 2005            $0.06             $0.02
         Quarter ended December 31, 2005             $0.05             $0.02
         Quarter ended March 31, 2006                $0.18             $0.03
         Quarter ended June 30, 2006                 $0.05             $0.03
         Quarter ended September 30, 2006            $0.03             $0.03
         Quarter ended December 31, 2006             $0.03             $0.01


Prices shown are inter-dealer prices with no markup, markdown, or commission. They may not reflect actual transactions.

There were 24,796,546 shares of Common Stock issued and outstanding at December 31, 2006.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividends in the foreseeable future.


Recent Sale of Unregistered Securities

During 2006 the Company sold 790,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $79,000. J.P. Carey Asset Management, LLC is an accredited investor, existing shareholder, and related party.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overall Results

For the year ended December 31, 2006 total revenue was $726,105. Operating expenses totaled $709,768 which resulted in net income of $16,337 before an unrealized loss on securities. Including this unrealized loss of $71,500, the Company had a comprehensive loss of $55,163.

For the year ended December 31, 2005 total revenue was $950,408. Expenses totaled $1,180,548 which resulted in a loss of $230,140.

Revenue

For the year ended December 31, 2006, total revenue was $726,105. We earned $709,367 from private placements. This included $95,000 worth of restricted stock received in May, 2006 from a client as part of our compensation for services provided. At December 31, 2006, this stock had a fair market value of $23,500, representing an unrealized loss of $71,500. During 2006, we also earned $16,650 in consulting fees and $88 in interest.

For the year ended December 31, 2005, total revenue was $950,408. We earned $945,106 in private placement fees, $5,000 in consulting fees, and $302 in interest income.

In 2006, we completed 23 transactions for 11 different clients. In 2005 we completed 14 transactions for 6 clients. The 2006 transactions, which were smaller total placements than we had previously experienced, resulted in the a decline in our revenue.

Expenses

Total expense for 2006 was $709,768, a decrease of $470,780 verses 2005.

During 2006, net compensation expense decreased $133,474 to $507,027. This decrease was the result of the following:

1) Commission payments declined $46,900 to $195,100 from $242,000 in 2005, due to a lower total dollar value of transactions being completed.

2) A decrease of $21,800 in the compensation of John C. Canouse, our CEO, who has received $96,800 in 2005. In 2006 he was paid $75,000.

3) A net decrease of $59,135 in salaries as a result of staffing reductions. In May 2005, Jose Auffant, our Executive Vice President & General Counsel, resigned to take a positon with another firm.

4) A decrease of $6,609 in payroll taxes as a result of the lower salaries and commissions.

5) Also, in 2006, we allocated more of our payroll expense to our affiliated companies that we had in 2005. The increase in allocation (reduction in our expense) totaled $7,712.

6) Our employee benefit expense increased by $8,682 due to an improvement in insurance coverage and a reduction in the employee contributions toward the healthcare expense.

During 2005 we paid $300,649 to J.P. Carey Securities, Inc., and J.P. Carey Asset Management, LLC, both related parties, for consulting services and assistance on our private placement transactions. This amount declined in 2006 to $50,259, as we relied less on their assistance and the total dollar value of our transactions declined.

Professional service expense includes accounting, legal, and other professional services. This expense decreased by a net of $41,285, to $33,647. In this category, legal expenses decreased by $23,893, accounting expense decreased by $9,002, and other professional services decreased by $830. In 2005 we had paid a referral fee to another firm of $7,560. This expense was included in professional services. We had no referral fee expense in 2006.

Our net rent expense increased $4,768 in 2006 to $66,470 from $61,702. This increase was primarily a result of lower rent allocations to related parties. In 2005 we had allocated $16,170 to related parties. In 2006 we allocated only $8,872, a reduction in our allocation of $7,298, which results in greater expense to the Company. Other expenses associated with our office rental declined $2,530 during the year.

As previously discussed, we received stock as part of our compensation for services in 2005 and 2006. Regulation requires the Company to retain this stock for one year before selling it. Stock acquired in 2004 was sold in 2005 and resulted in a realized loss of $40,068. We did not have a realized loss in 2006.

Our cost for communication declined by $10,142 due primarily to the termination of our former office lease. Under that lease the Company had purchased telephone and fax services from the landlord. In 2005 and early 2006, as allowed under the lease, the price for these services increased significantly. We terminated this lease in May 2006. In our new office space, we purchased these services directly from providers at a reduced rate. Annually, this reduced our cost for telephone and fax services by $10,596. Offsetting this reduction, we had an increase of $454 in other communication expenses, primarily over-night delivery, which produced the net decrease of $10,142.

License and registration expense decreased by $2,530. This was due to our continuing efforts to reduce the number of states in which the company is registered to do business.

Data processing expense increased by $2,642. In 2005 we had received a refund of $2,772 which was reduced our net 2005 expense. No credits were received in 2006. In addition, charges by our former landlord in 2005, totaling $250, were reduced to $120 in 2006.

Other operating expenses included the following:

Depreciation expense increased by $1,749 in 2006 due primarily to the purchase of new equipment and furniture for new office.

Insurance expense decreased by a net of $652. In 2006 we received a refund of $1,521 from our workmen's compensation insurance carrier. This coverage is required by law. Our other insurance expenses, primarily liability and property coverage, increased by $869. These policies were required under our new office lease.

Travel and entertainment expense decreased by $1,359 due to an decrease in travel in conjunction with fewer private placement transactions.

The Company has incurred losses of $230,140 and $55,163 during the years ended December 31, 2005 and 2006, respectively, and has no state or federal income tax obligation. The Company has no significant deferred tax effects from temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2006 other than net operating loss carryforwards. The Company has net operating loss carryforwards of approximately $4,418,000 at December 31, 2006, which will expire in years beginning in 2019. No tax benefit has been recorded related to the net operating loss, as a full valuation allowance has been recorded against the approximate net deferred tax asset of $1,634,000 related to these carryforwards.

Liquidity

For the year ended December 31, 2006, we used net cash of $46,370 in operations and $4,664 for the purchase of furniture and computer equipment. We generated $79,000 through the sale of 790,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net increase in our cash of $27,966 for the year.

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

At December 31, 2006, we had unrestricted cash of $73,152. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

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

Revenue Recognition

We earn revenues from investment banking activities and consulting. Monthly retainer fees for investment banking and consulting are recognized as earned. Investment banking success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion.

Revenues are not concentrated in any particular region of the country or with any individual or group.

                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm.................12


Financial Statements:

    Statement of Financial Condition....................................13

    Statement of Operations ............................................14

    Statement of Changes in Shareholders' Equity........................15

    Statement of Cash Flows.............................................16


Notes to Financial Statements........................................17-20

             Report of Independent Registered Public Accounting firm

To the Board of Directors and Shareholders
JPC Capital Partners, Inc.

We have audited the accompanying balance sheet of JPC Capital Partners, Inc. as of December 31, 2006 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of JPC Capital Partners, Inc. at December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

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

                                                            /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
February 23, 2007

                            JPC Capital Partners, Inc.
                        Statement of Financial Condition
                                 December 31, 2006

Assets
Current assets:
Cash                                                       $         73,152
Marketable securities at market value                                23,500
Amounts due from related party                                        7,077
                                                               -------------
Total Current Assets                                                103,729

Furniture and equipment, net                                          4,566
Advances
Office lease deposit                                                  6,416
                                                               -------------
Total assets                                               $        114,711
                                                               =============

Liabilities and Shareholders' Equity

Accounts payable                                           $          8,500
                                                               -------------
Total current liabilities                                             8,500

Deferred rent                                                        30,632

Shareholders' Equity:
Common stock, $.001 par value; 95,000,000 shares
authorized, 24,796,546 issued and outstanding                        24,797
Additional paid-in capital                                        5,752,552
Accumulated deficit                                             (5,630,270)
Unrealized holding loss on securities                              (71,500)
                                                               -------------
Total shareholders' equity                                           75,579
                                                               -------------
Total liabilities and shareholders' equity                 $        114,711
                                                               =============

                 See accompanying notes to financial statements

                           JPC Capital Partners, Inc.
                            Statements of Operations

                                                      Year ended December 31,
                                                  2006                 2005
                                             -------------        -------------
Revenues:
     Fees from private placements        $        709,367     $        945,106
     Consulting income                             16,650                5,000
     Interest Income                                   88                  302
                                             -------------        -------------
Total Revenues                                    726,105              950,408

Expenses:
     Compensation and benefits                    507,027              640,501
     Related party expenses                        50,259              300,649
     Professional services                         33,647               74,932
     Rent                                          66,470               61,702
     Realized loss on securities                        -               40,068
     Communications                                16,713               26,855
     Licenses & registrations                      10,438               12,968
     Data processing                               12,319                9,677
     Other expenses                                 4,090                4,129
     Advertising                                    3,400                3,400
     Depreciation & amortization                    3,984                2,235
     Insurance                                      1,065                1,717
     Travel & entertainment                           356                1,715

Total Expenses:                                   709,768            1,180,548
                                             -------------        -------------
Net income (loss)                                  16,337             (230,140)
                                             =============        =============

Other comprehensive loss:
Unrealized holding loss, net of tax               (71,500)                   -
                                             -------------        -------------
Comprehensive loss                       $        (55,163)     $      (230,140)
                                             =============        =============

Net loss per share - basic and diluted   $          (0.00)     $         (0.01)
                                             =============        =============

Weighted average number
of common shares outstanding
     - basic and diluted                       24,549,039           23,936,888
                                             =============        =============

                 See accompanying notes to financial statements.


                                                 JPC Capital Partners, Inc.
                                         Statement of Changes in Shareholders' Equity

                        Shares         Common   Additional Paid In     Accumulated     Unrealized holding          Total
                      Outstanding       Stock        Capital             Deficit       Losses Net of taxes   Shareholders'Equity
Balance
December 31,
2004                   23,707,546  $     23,708  $   5,525,141   $     (5,416,467)   $       (40,000)  $          92,382

Unrealized holding                                                                           (40,000)            (40,000)
loss net of taxes

Current year net                                                         (230,140)                              (230,140)
loss

Issuance of
Common  stock             299,000           299        149,201                                                   149,500

Balance
December 31,
2005                   24,006,546        24,007      5,674,342         (5,646,607)                                51,742

Unrealized holding
loss net of taxes                                                                            (71,500)            (71,500)

Current year                                                               16,337                                 16,337
net income

Issuance of common                                                                                                79,000
stock                     790,000           790         78,210

Balance,
December 31,
2006                   24,796,546  $     24,797  $   5,752,552   $     (5,630,270)   $       (71,500)  $          75,579
                       ==========        ======      =========         ===========           ========             ======

                                        See accompanying notes to financial statements


                                JPC Capital Partners, Inc.
                                  Statements of Cash Flows
                                  Year ended December 31,

                                                                  2006                2005
                                                             ------------      -------------
Operating activities:
Net income (loss)                                          $      16,337     $     (230,140)
Adjustments to reconcile net income (loss) to net cash used
     in operating activities:
        Depreciation                                               3,984              2,235
        Increase in unrealized loss on securities                                    40,000
        Stock received for services                              (95,000)
        Sale of securities                                                           50,000
        Net changes in operating assets and liabilities
           Accounts receivable                                    (3,907)            (2,612)
           (Increase) decrease in employee advances                4,000             (4,000)
           Increase in deferred rent                              30,632
           Office deposit                                         (6,416)
           Accounts payable                                        4,000             (6,205)
                                                             ------------      -------------
Net cash used in operating activities                            (46,370)          (150,722)


Investing activities:
        Purchase of computer equipment                            (4,664)            (4,195)
                                                             ------------      -------------
        Net cash used in financing activities                     (4,664)            (4,195)


Financing activities:
Issuance of common stock                                          79,000            149,500
                                                             ------------      -------------
Net cash provided by financing activities                         79,000            149,500


Increase (decrease) in cash                                       27,966             (5,417)
Cash at beginning of year                                         45,186             50,603
                                                             ------------      -------------
Cash at end of year                                        $      73,152     $       45,186
                                                             ============      =============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                   $           -     $            -
                                                             ============      =============
Cash paid during the years for Federal Income Tax          $           -     $            -
                                                             ============      =============

                      See accompanying notes to financial statements

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                     Years ended December 31, 2006 and 2005

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

Since 2001 the Company had offered retail brokerage services. To support this business the Company maintained a clearing arrangement with Fiserv Securities, Inc.
                                      -17-

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                     Years ended December 31, 2006 and 2005

Note 1. Business and Basis of Presentation (Continued)

Philadelphia, PA. Under the membership agreement with the NASD, the Company was required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii).

Since the Company decided to focus its efforts on the private placement financing business, it amended its membership agreement with the NASD, and reduced the required capital level to $50,000 and subsequently to $5,000. The Company also closed the clearing arrangement with Fiserv Securities, Inc., and suspended its retail brokerage business. Although the Company believes it has saved approximately $180,000 per year by suspending its retail brokerage activity this elimination of a potentially profitable business line increases the business risk for a potential investor in the Company due to the concentration of all business efforts into fewer revenue sources or product offerings. The Company now earns approximately 98% of its revenue from private placement fees. The remaining revenue is earned via financial consulting. The Company could readily re-start its retail brokerage operation, and may do so, if market conditions warrant such actions. However, the current concentration of revenue producing activities is a potential risk for investors.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
                                      -18-

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                     Years ended December 31, 2006 and 2005

Note 2. Significant Accounting Policies

Use of Estimates

Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the financial statements and related notes. Actual results could differ from those estimates.

Revenue Recognition

The Company earns revenue from investment banking activities. Investment banking or private placement success fees are generally based on a percentage of the total value of a transaction and are recognized upon successful completion. The Company also earns revenue through consulting. These fees are recognize when assignments are completed and payment is made.

Cash and Cash Equivalents

The Company considers any liquid investment with an original maturity of three months or less as a cash and cash equivalent.

Marketable Securities

From time to time the Company receives restricted common stock as compensation for services provided. At the time of receipt the Company records the fair market value of such stock as revenue and includes these amounts in "Fees from private placements" in the Statement of Operations. In 2006, we included $95,000 of such income in our results. These securities are available for sale but, due to the restricted classification of the stock, must be owned for twelve months prior to sale. During this period, on a quarterly basis, the Company adjusts the carrying value of the stock to its fair market value. This adjustment is recorded in the equity section of our Statement of Financial Position as unrealized gains or losses on marketable securities. During 2006 the Company recorded $77,500 of unrealized losses and $6,000 in unrealized gains in this account.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                     Years ended December 31, 2006 and 2005

Note 2. Significant Accounting Policies (Continued)

Financial Instruments

The carrying amounts reported in the balance sheet for cash, marketable securities, andaccounts payable approximate fair value based on the short-term maturity of these instruments.

Property and Equipment

Office equipment is carried at cost and depreciated using straight-line methods over their estimated useful lives. Depreciation for the year ended December 31, 2006 was $3,984.

Liabilities Subordinated To The Claims of General Creditors

At December 31, 2006 and during the year then ended, the Company had no liabilities subordinated to the claims of general creditors.

Earnings Per Share

The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128. The Company has no dilutive stock equivalents outstanding.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) - Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). The Company has adopted SFAS 123(R), which requires compensation costs related to share-based payment

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                     Years ended December 31, 2006 and 2005

Note 2. Significant Accounting Policies (Continued)

transactions to be recognized in the financial statements. Generally, the compensation expense is based upon the grant date fair value of the equity instrument issued.

Income Taxes

As of December 31, 2006 the Company had an unused net operating loss carry forward of approximately $4,418,000 available for its future federal tax returns. The Company's evaluation of the tax benefit of its loss carry forward is presented in the following table:
                                                                2006
Deferred tax asset:
         Tax benefit of net operating loss carry forward      $1,660,000
         Less: Valuation allowance                            (1,660,000)
                                                              -----------
                  Total deferred tax asset                    $        -
                                                              ===========


The table below summarizes the difference between the company's effective tax rate and the statutory federal rate as follows for the year ended December 31, 2006:

         Computed tax expense (benefit)                            (34.0) %
         State income taxes                                         (3.9) %
         Change in valuation allowance                              37.9  %

Effective tax rate                                                   0.0  %

The effective federal tax rate is 34 %. The Georgia state income tax rate is 6 %. This rate is effectively reduced by 2.1 % due to the Federal tax benefit.

Net operating loss carry forwards expire between 2020 and 2026. The utilization of the above loss carry forwards for federal tax purposes may not be possible with changes in ownership of the Company.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                     Years ended December 31, 2006 and 2005

Note 3. Net Capital Requirements

As a registered broker-dealer, JPC Capital Partners, Inc. is subject to the requirements of Rule 15c3-1 ("the net capital rule") of the Securities Exchange Act of 1934. The basic concept of the rule is liquidity; its object being to require a member firm to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker dealer from permitting its "aggregate indebtedness" to exceed fifteen times its "net capital" as those terms are defined. The Company is required to maintain the greater of minimum net capital of 6 2/3% of aggregated indebtedness or $5,000. On December 31, 2006, the Company had aggregated indebtedness of $39,181 and its net capital as defined was $33,971, which exceeded requirements by $28,971.

Note 4. Furniture and Equipment

At December 31, 2006 furniture and equipment consisted of the following:

                                               Useful Life
                                             ----------------
    Furniture and fixtures                   3-5 Years        $ 2,029
    Telephone Equipment                      5 Years           19,990
    Computer Equipment                       2-3 Years         79,664
                                                              -------
                                                              101,683
    Accumulated Depreciation                                  (97,117)
                                                              --------
                                                              $ 4,566
                                                              ========

Note 5. Commitments and Contingencies

In May, 2006 we executed a 65 month lease with Duke Realty Limited Partnership for office space at 3440 Preston Ridge Road, Alpharetta, Georgia 30005, effective June 1, 2006. This lease was reported in our 8-K filing dated May 18, 2006. The lease provided for five initial months of free rent which resulted in a deferred rent liability of $30,632 at December 31, 2006. This will be amortized over the remaining life of the lease. Rental expense under this lease will increase annually. Total minimum rental payments under the lease are as follows: $403,593 which will produce an average monthly rent expense of $6,209 for the 65 month term of the lease. Our net rent expense for the year ended December 31, 2006 was $66,470 & 2005 $ 61,702.

                    Minimum Payments Due Under
                     Rental Agreement by Year

         2006                              $12,831.26
         2007                              $77,856.96
         2008                              $79,373.47
         2009                              $80,935.51
         2010                              $82,544.47
         2011                              $70,051.55
                                          $403,593.22

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                     Years ended December 31, 2006 and 2005


Note 5. Commitments and Contingencies(Continued)

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

The Company granted options to employees for 1,000,000 shares of common stock on October 10, 2001. These options were exercisable at $1.25, and were adjusted for stock splits, and have entirely vested. In 2003 and 2005, we cancelled options granted to former employees totaling 375,000 shares. The remaining 625,000 shares expired unexercised during 2006.

During 2006 we sold 790,000 shares of common stock to J.P. Carey Asset Management LLC, a related party and an accredited investor, for $79,000, an average price of $0.10.

Note 7.  Related Party Transactions

The Company provides support services to related parties under a shared services agreement. These services included accounting and tax services, compliance support, healthcare for employees of the companies, telephone service, and rent. Also, these companies assist JPC Capital Partners, Inc. in private placement transactions. During the year the Company paid $50,000 to JP

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                     Years ended December 31, 2006 and 2005

Note 7.  Related Party Transactions(Continued)

Carey Asset Management, LLC, a related party for assistance with our private placement transactions. The Company allocated expenses of $33,532 to JP Carey Asset Management, LLC for rent, healthcare expense, telephone expense, and administrative support. At December 31, 2006 the Company was owed $7,077 of this amount. The Company also paid $259 in miscellaneous expenses on behalf of JPC Holding Company, Inc., a related party.

During the year the Company made an additional cash advances to Scott C. Martin, a related party, and commissioned salesperson. Mr. Martin had previously received an advance which was outstanding at December 31,2005 in the amount of $4,000. The Company advanced Mr. Martin an additional $3,000. No interest was charged for the advances. In July the Company forgave the advance and included it in Mr. Martin's compensation.

During the year the Company paid $12,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company.

Note 8.  Subsequent Events

None

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 26, 2005.

Name                   Age        Title

John C. Canouse         42        Chief executive officer, chairman and
                                  president
Jimmie N. Carter        60        Executive vice president, chief financial
                                  officer and director
Janet L. Thompson       53        Executive vice president, chief compliance
                                  officer
                                  and director.

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

Janet L. Thompson has served as our chief compliance officer since our inception, became our executive vice president in October 2001 and was elected director in April 2002. Ms. Thompson was formerly a senior compliance officer with Cambridge Investment Research, Inc., an independent broker/dealer in Iowa. Prior to such position, she served as an assistant vice president and compliance operations manager at INVEST Financial Corporation, a full service broker-dealer based in Tampa, Florida. Ms. Thompson has over 20 years of securities brokerage experience with concentrations in compliance and back office operations, and holds the NASD Series 4, 7, 24, 53 and Series 63 licenses. Ms. Thompson received an associate degree from St. Leo College.

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



                                                     JPC Capital Partners, Inc.

                                              Annual compensation         Long Term Compensation   Payouts         Other

  Name and Principal      Year Ended     Salary   Bonus   Other Annual   Restricted    Securities   LTIP          All Other
       Position             Dec. 31                       compensation     Stock       Underlying  Payouts      Compensation
                                                               ($)        Awards        Options/     ($)             ($)
                                                                                        SARs(#)
John C. Canouse              2006       $75,000                 -            -                        -               -
Chier Executive Officer      2005       $96,800                 -            -                        -               -
                             2004       $161,000                -            -                        -               -

Jimmie N. Carter             2006       $96,000     $500        -            -            (1)         -               -
Executive Vice               2005       $96,000     $500        -            -                        -               -
President
& Chief Financial            2004       $96,000                 -            -                        -               -
Officer

Jose A. Auffant              2006         -0-                   -            -            (1)         -               -
Executive Vice               2005       $59,135                 -            -                        -               -
President
& General Counsel            2004       $150,000                -            -                        -               -

Joseph P. Tabback            2006         -0-                   -            -            (1)         -               -
Executive Vice               2005         -0-                   -            -                        -               -
President
& Trading Manager            2004       $80,000                 -            -                        -               -

Janet L. Thompson            2006       $70,000    $500         -            -            (1)         -               -
Executive Vice President     2005       $70,000    $500         -            -                        -               -
& Chief Compliance           2004       $70,000                 -            -                        -               -
Officer

(1) All stock options granted in 2001 at an exercise price of $1.25 have expired unexercised or were cancelled due to termination of employment.

Option Grants in Last Fiscal Year

None

Compensation of Directors

Directors do not receive any compensation for serving on our Board of Directors, except that JPC Capital Partners, Inc. reimburses them for any expenses incurred in attending directors' meetings, provided that JPC Capital Partners, Inc. has the resources to pay these fees. No requests for reimbursements were received nor were any fees paid in 2006 nor 2005.

Employment Agreements

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us regarding beneficial ownership of JPC Capital Partners, Inc.'s Common Stock as of December 31, 2006 by:

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

Name (1)                               Number of shares (2)    Percent Held
--------                               --------------------    ------------

John C. Canouse (3)                         16,395,156            66.1%

Joseph C. Canouse (4)                        2,274,106             9.2%

J.P. Carey Asset Management, LLC (4)         2,257,900             9.1%

Jimmie N. Carter                                80,000              (5)

Cache Capital (USA) L.P. (4)                    36,292              (5)

Janet L. Thompson                                5,118              (5)

Directors and officers as a
group  (3 persons)                           16,480,274           66.4%


1. The address for all officers and directors is 3440 Preston Ridge Road, #600, Alpharetta, GA 30005.

2. Information presented includes shares of Common Stock owned. All stock options issued in 2001 have expired.

3. These shares are beneficially owned by John C. Canouse through The Rearden Trust and The Four Life Trust which are Canouse Family trusts. The address for both trusts is 3rd Floor, Murdoch House, South Quay, Douglas, Isle of Man, IM15AS and the executor for each is City Trust, Ltd., which has sole voting power over all shares in the trusts.
         John C. Canouse, our president, chief executive officer and chairman, Joseph C. Canouse, James P. Canouse, Jeffrey M. Canouse and Scott C. Martin are beneficiaries of The Rearden Trust and The Four Life Trust, which collectively hold 66.4.% of our outstanding Common Stock as follows: The Rearden Trust - 16,395,156 (66.1%) and The Four Life Trust - 80,000 (0.3%). While these individuals are the beneficiaries of the trusts, they do not have any affiliation with City Trust, Ltd. nor do they have voting or investment power over the shares.
         The control person of City Trust, Ltd. is Rodney Margot, its Chairman and principal owner.

4. The address for Joseph C. Canouse, Cache Capital (USA) L.P., and J. P. Carey Asset Management , LLC is 3440 Preston Ridge Road, #600, Alpharetta, GA 30005. . Cache Capital (USA) L.P. is controlled by J.P. Carey Asset Management, LLC. Its General Partner and sole owner is Joseph C. Canouse, the brother of John C. Canouse.

5.       Ownership is less than 1 %.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

John C. Canouse, our president, chief executive officer and chairman, is a beneficiary of The Rearden Trust and The Four Life Trust, which collectively hold 70% of our outstanding Common Stock.

We share the services of several employees with J.P. Carey Asset Management, LLC. including John C. Canouse, our president, chief executive officer and chairman, Jimmie N. Carter, our executive vice president and chief financial officer, and Janet L. Thompson, our executive vice president and chief compliance officer. We also benefit from the services provided by employees of the related companies. Generally, shared employees are compensated exclusively by only one of the companies in order to minimize benefit and payroll tax expense. We monitor the amount of time employees devote to each of the companies and allocate the associated labor costs accordingly. We also allocate the office rent expense, communications expense, the cost of healthcare insurance, and other overhead or shared services expense. We recognize any differential in cost and benefit in our financial statements and make the appropriate payment from one company to the other. This is consistent with the SEC shared services accounting procedures promulgated December 2003.

During the year the Company paid $50,000 to JP Carey Asset Management, LLC, a related party for assistance with our private placement transactions. The Company allocated expenses of $33,532 to JP Carey Asset Management, LLC for rent, healthcare expense, telephone expense, and administrative support. At December 31, 2006 the Company was owed $7,077 of this amount. The Company also paid $259 in miscellaneous expenses on behalf of JPC Holding Company, Inc., a related party.

During the year the Company made an additional cash advances to Scott C. Martin, a related party, and commissioned salesperson. Mr. Martin had previously received an advance which was outstanding at December 31,2005 in the amount of $4,000. The Company advanced Mr. Martin an additional $3,000. No interest was charged for the advances. In July the Company forgave the advance and included it in Mr. Martin's compensation.

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

     10.12       Lease renewal for Office [Incorporated by reference to the same titled exhibit in the
                 Company's Registration Statement on Form 8-K (Registration No. 333-74396).]

    10.13        Lease for Office [Incorporated by reference to the same titled exhibit in the Company's
                 Registration Statement on Form 8-K (Registration No. 333-74396).]


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

     99.1        Order to grant Plaintiffs' Motion to drop party as defendant [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form 8-K (Registration
                 No. 333-74396).]

     31.1        Certification of Chief Executive Officer

     31.2        Certification of Chief Financial Officer


     32.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 Sarbanes-Oxley Act of 2002

     32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 Sarbanes-Oxley Act of 2002




ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2006 the Company incurred audit fees of $17,928. These fees were for annual audit services and quarterly reviews. During the year ended December 31, 2005 these fees totaled $23,000. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    JPC Capital Partners, Inc.
                                                    Registrant



                                          /s/   John C. Canouse
                                        ----------------------------
                                                John C. Canouse
                                       Chief Executive Officer, President and
                                       Chairman
                                       Date:        March 30, 2007

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          /s/  Jimmie N. Carter
                                        ----------------------------
                                               Jimmie N. Carter
                                       Executive Vice President and Chief
                                       Financial Officer

                                       Date:         March 30, 2007


                                          /s/  Janet L. Thompson
                                        ----------------------------
                                               Janet L. Thompson
                                       Executive Vice President, Chief
                                       Compliance Officer and Director

                                       Date:        March 30, 2007