Form 10QSB
period 2007-03-31
JPC Capital Partners, Inc.
filed 2007-05-11
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                        Commission File Number 333-74396


                           JPC CAPITAL PARTNERS, INC.


                 (Name of Small Business Issuer in Its Charter)


            Delaware                                   58-2451191
 ------------------------------                  -------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)



     3440 Preston Ridge Road, Suite 600
            Alpharetta, GA 30005                     (770) 521-2018
  ----------------------------------------     ---------------------------
  (Address of Principal Executive Offices)     (Issuer's Telephone Number,
                                                  Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of March 31, 2007 was 24,796,546.

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

                                TABLE OF CONTENTS
                                                                      Page No.

PART  I   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS   (Unaudited)

          Balance Sheet March 31, 2007                                    4

          Statements of Operations for the three month period
          ended March 31, 2007 and March 31, 2006                         5

          Statements of Cash Flows for the three month periods ended      6
          March 31, 2007 and March 31, 2006

          Notes to unaudited financial statements                         7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     10

Item 3.   CONTROLS AND PROCEDURES                                        12

PART II   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                              13

Item 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS     13

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

Item 5.   OTHER INFORMATION                                              13

Item 6.   EXHIBITS                                                       13


          SIGNATURES                                                     14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                           JPC Capital Partners, Inc.
                                  Balance Sheet
                                 March 31, 2007
                                   (Unaudited)

Assets
Current assets:
Cash                                               $       105,806
Accounts receivable related parties                          3,729
Marketable securities                                       42,000
                                                      -------------
Total current assets                                       151,535

Furniture and equipment, net                                 4,875

Other assets:
Office lease deposit                                         6,416
                                                      -------------

Total assets                                       $       162,826
                                                      =============

Liabilities and shareholder's equity
Current liabilities:
Accounts payable                                   $         3,500
Current portion of deferred rent                             3,720
                                                      -------------
Total current liabilities                                    7,220

Deferred rent expense                                       26,293

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares
Authorized, 24,796,546 issued and outstanding               24,797
Additional paid-in capital                               5,752,552
Accumulated deficit                                    (5,545,786)
Unrealized holding (loss)                                (102,250)
                                                      -------------
Total shareholder's equity                                 129,313

Total liabilities and shareholders' equity         $       162,826
                                                      =============

            See accompanying notes to unaudited financial statements

                            JPC Capital Partners, Inc
                            Statements of Operations
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                                  2007                2006
                                                             ------------        ------------
Revenues
           Fees from private placements                     $    411,470      $      178,660
           Referral fees                                               -              16,650
           Interest income                                             -                  88
                                                             ------------        ------------
Total revenues                                                   411,470             195,398

Expenses
           Compensation and benefits                             208,780             160,533
           Advertising                                                 -               3,275
           Depreciation                                            1,043               1,051
           Communications                                          2,414               6,891
           Insurance expense (net of refunds)                         35                 150
           Commissions - related party                            75,162              30,060
           Other expense                                             377               1,414
           Rent expense                                           16,155              15,939
           Professional service expense                           15,557              14,040
           Licenses and registrations                              1,116                   -
           Travel and entertainment                                3,127                 285
           Data processing expense                                 3,220               3,000
                                                             ------------        ------------
Total expenses                                                   326,986             236,638

           Net  income (loss)                                     84,484             (41,240)

           Other comprehensive loss
           Unrealized holding loss, net of tax                  (102,250)                  -


           Comprehensive loss                              $     (17,766)     $      (41,240)
                                                             ============        ============

           Net income (loss)  per share - basic and        $        0.00      $        (0.00)
           diluted
                                                             ============        ============
           Weighted average number of common
            Shares outstanding - basic and diluted            24,796,546          24,162,657
                                                             ============        ============

                       See accompanying notes to unaudited financial statements.

                                                       5

                                          JPC Capital Partners, Inc
                                          Statements of Cash Flows
                                    For the Three Months Ended March 31,
                                                 (Unaudited)

                                                                          2007              2006
                                                                      ------------       ----------
Operating activities:
           Net income (loss) from operations                       $      84,484       $  (41,240)
           Adjustments to reconcile net income(loss) to
           cash provided by (used in) operating activities:
               Depreciation and amortization                               1,043            1,051
           Net changes in operating assets and liabilities
               Marketable securities received for services               (49,250)               -
               Unrealized holding loss on securities                     (30,750)               -
               Decrease in value of marketable securities                 30,750                -
               Advances to employees                                           -           (3,000)
               Deferred rental liability                                    (619)               -
               Accounts receivable related parties                         3,349            3,170
               Accounts payable and accrued expenses                      (5,000)          16,632
                                                                      ------------       ----------
           Net cash provided by (used) in operating activities            34,007          (23,387)

Investing activities:
           Purchase of equipment                                          (1,353)          (2,859)
                                                                      ------------       ----------
           Net cash used in investing activities                          (1,353)          (2,859)

Financing activities:
           Sale of common stock to related parties                             -           28,500
                                                                      ------------       ----------
           Net cash provided by financing activities                           -           28,500

           Increase in cash and cash equivalents                          32,654            2,254
           Cash and cash equivalents at beginning of period               73,152           45,186
                                                                      ------------       ----------
           Cash and cash equivalents at end of period              $     105,806      $    47,440
                                                                      ============       ==========

                          See accompanying notes to unaudited financial statements

                                                          6

                           JPC Capital Partners, Inc.
                  Notes to the unaudited financial statements.
                                 March 31, 2007


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

The Company was organized in 1999 to perform the private placement transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would generally earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. The Company employed this strategy in 1999 and 2000, but had little success. In February 2001 the Company shifted to a more traditional strategy which involved more research, more personal contact with potential sellers, and more referrals through other firms and individuals in the securities business. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board ("OTCBB") market. In February 2003, fifteen months after application, approval was given and the Company subsequently was assigned the symbol "CFNC". The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

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

Beginning in 2005,  Company  management  has held  discussions  with a number of private companies who have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Management is currently in discussions with a number of firms that initially appear to be good matches for such a combination with the Company. No definitive or binding agreements have been reached or entered into. If such an undertaking is completed with any one of these firms, it could result in a significant restructuring of the Company including the possibility that the Company would no longer exist as a public enterprise in its present form or organization. Further, there is no assurance that our shareholder's long term value would be maximized if a transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, such a transaction may be the best option available to management for the long term enhancement of our shareholder value.

Basis of Presentation

Until recently, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtain additional capital or generates additional revenue. The Company's management has

                   Notes to the Unaudited Financial Statements
                                 March 31, 2007

(Business and Basis of presentation continued)

historically indicated it would seek additional capital through the sale of securities. However, due to the low trading price of the Company's stock, this strategy would result in dilution of current shareholder value. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination. The financial statements include certain reclassifications of revenue and expenses in the statement of operations. None of these adjustments are material and were made to clarify the information presented.

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

The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB.

Furniture and Equipment

At March 31, 2007 furniture and equipment consisted of the following:

                                       Useful Life
         Furniture                       5 Years             $    3,307
         Telephone equipment             5 Years                 19,990
         Computer equipment              3 Years                 79,739
                                                             -----------
                                                                103,036
         Accumulated depreciation                               (98,161)
                                                             ------------
                                                             $    4,875

Related Party Transactions

For the three month period ended March 31, 2007 the Company paid $75,000 to JP Carey Asset Management LLC for assistance on private placement transactions. For the same period in 2006, the Company paid $30,000 to JP Carey Asset Management LLC for the same assistance. The Company also paid $162 in 2007 and $60 in 2006 for miscellaneous expenses for various affiliated companies, all of which are related parties.

                   Notes to the Unaudited Financial Statements
                                 March 31, 2007

(Business and Basis of presentation continued)

As previously reported, the Company operates under a shared services agreement with JP Carey Asset Management LLC and JP Carey Securities, Inc. Under this agreement the Company allocates the cost of shared services and expenses to other companies that benefit from the service. In conjunction with this agreement, for the three month period ended March 31, 2007, the Company allocated $5,316 to JP Carey Asset Management LLC for rent, payroll services, and other benefits. In 2006, respectively, the Company allocated $5,452 to JP Carey Asset Management LLC and $2,500 to JP Carey Securities, Inc. for the same services.

For the three month period ended March 31, 2007 and 2006, the Company paid $3,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. Mr. Connor is a first cousin to John C. Canouse.

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

Our rent expense under operating leases for the three month periods ended March 31, 2007 and 2006 respectively was $16,155 and $15,939 net of amounts allocated to related parties as noted above.

3.  SHAREHOLDERS EQUITY

During the three month period ended March 31, 2006 the company sold 285,000 shares of common stock to J.P. Carey Asset Management, LLC for $28,500, or $0.10 per share. No stock was sold for the same period ended March 31, 2007.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Results

For the three month period ended March 31, 2007 we recorded total revenue of $411,470 and total operating expenses of $326,986. This resulted in an operating profit of $84,484. The 2007 revenue included $49,250 in restricted common stock received as compensation for services provided. At March 31, these securities had declined in value by $22,250 to $27,000. In addition, other restricted stock owned at December 31, 2006, and carried at a value of $23,500, had declined in value by $8,500 to $15,000. These declines increased our unrealized loss on securities by $30,750 for the period and resulted in a comprehensive loss for the three month period ended March 31, 2007 of $17,766.

For the three month period ended March 31, 2006 we recorded total revenue of $195,398 and total operating expenses of $236,638. This resulted in an operating loss of $41,240.

For the three month period ended March 31, 2007 we had net income per share of $0.00. For the same period in 2006 our net loss per share was also $0.00. The weighted average shares outstanding were 24,796,546 and 24,162,657, respectively.


Revenue

For the three month period ended March 31, 2007 we recorded total revenue of $411,470. This more than doubled the revenue recorded for the same period in 2006. In 2006 we earned $178,660 from private placement transactions, $16,650 in referral fees and $88 in interest income. For the three month period ended March 31, 2007 we earned 411,470 in private placement transaction fees.

Expenses

For the three month period ended March 31, 2007, total expense declined by $90,348 versus the same period in 2006.

Respectively, for the three month periods ended March 31, 2007 and 2006:

          Our compensation and benefit expense increased by $48,247 due to an increase in the payout of commissions of $32,500, increased payroll taxes of $2,904, an increase in salaried payroll expense of $11,000, a decline in the cost of healthcare coverage of $657, and a reduction in allocated payroll expenses to related parties (which increases our expense) of $2,500.

          Payments to related parties increased by $45,102. Due to an increase in the volume of deals undertaken, we received more assistance on our private placement transactions than in the previous year. In the first quarter of 2007 we completed fifteen closings compared with one in 2006. Accordingly, we increased our payments to JP Carey Asset Management LLC from $30,000 in 2006 to $75,000 in 2007. We also made miscellaneous payments for related parties of $162 in 2007 compared to $60 in 2006.

          Professional service expense increased by a net of $1,517. This was a result of a reduction in accounting expenses of $7,490, an increase in legal expense of $8,407, and an increase in the cost to register and transfer our stock of $600.

          Our rent expense increased by a net $216. Rent paid to our landlord during the first quarter of this year totaled $18,658. Rent paid to our landlord in 2006 totaled $18,900, or a reduction of $242. However, we reduced the allocation of rent expense to related parties from $2,961 in 2006 to $2,503 in 2007, or $458. This effectively increases our expense, resulting in a net increase of $216.

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)

          Our data processing expense increased by $220 due to the purchase of a software upgrade for our accounting software.

          Insurance expense decreased by a net of $115. In 2007 we received a refund of $115 for excess premiums paid for workmen's compensation insurance. This was the basis of the decrease.

          Our costs for license and registrations increased by $1,116 due primarily to a change in the timing of expenses paid to the NASD and the State of Delaware. In 2006 we paid these organizations in the second quarter of the year. In 2007, we were required to pay them in the first quarter. Due to the size and nature of these expenses, they are recognized when paid. This accounted for $891 of the increase in expense. The remaining $225 was a fee paid to the city in which we operate for business license we had not previously been required to hold.

          Our cost for advertising includes the cost of services provided by Standard & Poors for their Market Access Program. This program provides the Company with an efficient means to comply with the various state "Blue Sky" regulations. In 2006 we expensed this service in the first quarter. In 2007, we expensed it during the second quarter. This is the reason our advertising expense declined by $3,275.

          Communications expense, which includes telephone, postage, and delivery, decreased by $4,477. Our cost for telephone service and long distance declined by $4,183 due to the relocation of our office. In
          2007 we allocated $248 of our expense to related parties. No allocation for this expense was made in 2006. And our cost for overnite delivery and postage charges decreased by $46.

          Travel & entertainment expense inceased by $2,842 due to an increase in our travel in conjunction with a higher number of private placement transactions.

          Other expenses, which includes state and local taxes paid, bank charges, office supplies, miscellaneous items, and other expenses which are not classified elsewhere, decreased by $1,037. Of this decrease, $802 related to expenses paid to our former landlord which we no longer incur. In addition, we reduced the cost of office supplies by $235.

Liquidity

For the three month period ending March 31, 2007, we generated net cash of $34,007 in operations and used net cash of $1,353 for the purchase of computer equipment. These activities resulted in a net increase in cash of $32,654.

For the same period in 2006 we used net cash of $23,387 in operations and $2,859 for the purchase of computer equipment. We also generated net cash of $28,500 through the sale of common stock. These activities resulted in a net increase in our cash of $2,254.

At March 31, 2007, we had cash of $105,806. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

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

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2006 the Company sold 285,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $28,500. These funds were used for general working capital purposes. During this same three period the Company did not repurchase any of its equity securities. No stock was sold or purchased in 2007.

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



                                                      JPC CAPITAL PARTNERS, INC.
                                                      Registrant



                                                      /s/   John C. Canouse
                                                      -------------------------
                                                            John C. Canouse
                                                      Chief Executive Officer,
                                                      President and Chairman
                                                      Date: May 11, 2007

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                      /s/  Jimmie N. Carter
                                                      -------------------------
                                                           Jimmie N. Carter
                                                      Executive Vice President
                                                      and Chief Financial
                                                      Officer
                                                      Date: May 11, 2007


                                                      /s/  Janet L. Thompson
                                                      -------------------------
                                                           Janet L. Thompson
                                                      Executive Vice President,
                                                      Chief Compliance Officer
                                                      and Director
                                                      Date: May 11, 2007