Form 10QSB
period 2007-06-30
JPC Capital Partners, Inc.
filed 2007-08-08
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of August 3, 2007 was 24,796,546.

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

                                TABLE OF CONTENTS
                                                                        Page No.

PART  I  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS   (Unaudited)

           Balance Sheet June 30, 2007                                       4

           Statements of  Operations  for the three month periods
           ended June 30, 2007 and June 30, 2006                             5

           Statements of Operations for the six month periods
           ended June 30, 2007 and June 30, 2006                             6

           Statements of Cash Flows for the six month periods
           ended June 30, 2007 and June 30, 2006                             7

           Notes to unaudited financial statements                           8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS         10

Item 3.  CONTROLS AND PROCEDURES                                            13

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                  13

Item 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS         13

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13

Item 5.  OTHER INFORMATION                                                  13

Item 6.  EXHIBITS                                                           14


         SIGNATURES                                                         15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              JPC Capital Partners, Inc.
                                    Balance Sheet
                                    June 30, 2007
                                     (Unaudited)

Assets

Current assets:
Cash                                                         $      69,171
Marketable securities                                               72,500
Amounts due from related parties                                     9,438
Commission advances                                                  3,500
                                                             --------------
Total current assets                                               154,609

Furniture and equipment, net                                         3,833

Other assets:
Office lease deposit                                                 6,416
                                                             --------------
Total assets                                                 $     164,858
                                                             ==============

Liabilities and shareholders' equity

Current liabilities:
Accounts payable                                             $       4,962
Current portion of deferred rent due                                 4,096
                                                             --------------
Total current liabilities                                            9,058

Deferred rent expense                                               25,174

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares
authorized, 24,796,546 issued and outstanding                       24,797
Additional paid-in capital                                       5,752,552
Accumulated deficit                                            (5,457,973)
Unrealized holding loss                                          (188,750)
                                                             --------------

Total shareholders' equity                                         130,626
                                                             --------------
Total liabilities and shareholders' equity                   $     164,858
                                                             ==============

            See accompanying notes to unaudited financial statements

                           JPC Capital Partners, Inc.
                             Statement of Operations
                                   (Unaudited)

                                                   For the three months ended
                                                June 30, 2007    June 30, 2006
                                                ---------------  ---------------
Revenues:
      Fees from private placements              $      252,340   $      173,708
      Other income                                         948
                                                ---------------  ---------------
Total revenues                                         253,288          173,708

Expenses:
      Compensation and benefits                        131,093           85,107
      Professional service expense                       5,677            6,912
      Communications                                     2,259            4,588
      Licenses and registrations                            70            1,345
      Travel and entertainment                             994                -
      Rent expense                                      16,111           15,843
      Other expenses                                       529            1,388
      Depreciation                                       1,043            1,031
      Insurance expense (net of refunds)                   704            (695)
      Advertising expense                                3,995              125
      Data processing expense                            3,000            3,120
                                                ---------------  ---------------
Total expenses:                                        165,475          118,764

                                                ---------------  ---------------
Net Income                                              87,813           54,944

Other comprehensive loss:
      Unrealized holding loss, net of tax             (86,500)         (25,000)
                                                ---------------  ---------------
Comprehensive income                            $        1,313   $       29,944
                                                ===============  ===============

Net income per share - basic and diluted        $         0.00   $         0.00
                                                ===============  ===============

Weighted average number
of common shares outstanding
      - basic and diluted                           24,796,546       24,430,722
                                                ===============  ===============


            See accompanying notes to unaudited financial statements

                           JPC Capital Partners, Inc.
                             Statement of Operations
                                    Unaudited


                                                         For the six months ended
                                                     June 30, 2007      June 30, 2006
                                                  ------------------  ----------------
Revenues:
      Fees from private placements                $         663,810   $       352,368
      Other income                                              948            16,650
      Interest Income                                                              88
                                                  ------------------  ----------------
Total Revenues                                              664,758           369,106

Expenses:
      Compensation and benefits                             339,873           245,640
      Professional service expense                           21,234            20,952
      Communications                                          4,674            11,480
      Licenses and registrations                              1,186             1,345
      Travel and entertainment                                4,120               285
      Rent expense                                           32,266            31,782
      Related party expense                                  75,162            30,060
      Other expenses                                            906             2,801
      Depreciation                                            2,086             2,082
      Insurance expense (net of refunds)                        739             (545)
      Advertising expense                                     3,995             3,400
      Data processing expense                                 6,220             6,120
                                                  ------------------  ----------------
Total Expenses:                                             492,461           355,402

                                                  ------------------  ----------------
Net Income                                                  172,297            13,704

Other comprehensive loss:
      Unrealized holding loss, net of tax                  (117,250)          (25,000)
                                                  ------------------  ----------------
Comprehensive income (loss)                       $          55,047   $       (11,296)
                                                  ==================  ================

Net income (loss) per share - basic and diluted               $0.00            ($0.00)
                                                  ==================  ================
Weighted average number
of common shares outstanding
      - basic and diluted                                24,796,546        24,260,966
                                                  ==================  ================


            See accompanying notes to unaudited financial statements

                           JPC Capital Partners, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                    For the six months ended
                                                                June 30, 2007      June 30, 2006
                                                              -----------------   ----------------

Operating activities:
Net income (loss)                                             $        172,297    $        13,704
Adjustments to reconcile income to net cash used
     in operating activities:
     Unrealized gain (loss) on securities                            (117,250)           (25,000)
     Depreciation                                                        2,086              2,082
     Net changes in operating assets and liabilities:
        Marketable securities                                         (49,000)           (70,000)
        Office lease deposit                                                -             (6,416)
        Advances on commissions                                        (3,500)            (3,000)
        Deferred rent                                                  (1,362)              6,210
        Accounts payable                                               (3,538)              8,333
        Related party transactions                                     (2,361)             10,491

                                                              -----------------   ----------------
Net cash used in operating activities                                  (2,628)           (63,596)

Investing activities:
        Purchase of computer equipment                                 (1,353)            (4,101)
                                                              -----------------   ----------------
Net cash used by investing activities                                  (1,353)            (4,101)

Financing activities:
Issuance of common stock                                                    -              79,000
                                                              -----------------   ----------------
Net cash provided by financing activities                                   -              79,000


Increase (decrease) in cash and cash equivalents                       (3,981)             11,303
Cash and cash equivalents at beginning of period                        73,152             45,186
                                                              -----------------   ----------------
Cash and cash equivalents at end of period                    $         69,171    $        56,489
                                                              =================   ================



            See accompanying notes to unaudited financial statements

                   Notes to the Unaudited Financial Statements
                                  June 30, 2007



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

Beginning in 2005, the Company management has held discussions with a number of private companies who have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Management is currently in discussions with a firm that appears to be a good match for such a combination with the Company. This undertaking, should it be completed, could result in a significant restructuring of the Company include the possibility that the Company would no longer exist as a public enterprise in its present form or organization. Further, there is no assurance that our shareholder's long term value would be maximized if the transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, this transaction may be the best option available to management to enhance shareholder value at this time.

Basis of Presentation

Since its inception in 1999, the Company has incurred significant operating losses. The Company has limited assets on hand and will be unable to sustain operations for a prolonged period of time unless the Company obtains additional capital or generates additional revenue. The Company's management has

(Business and Basis of presentation continued)

indicated it would seek additional capital through the sale of securities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The financial statements include certain reclassifications of revenue and expenses in the statement of operations. None of these adjustments are material and were made to clarify the information presented.

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

The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 6 included in the Company's Annual Report on Form 10-KSB.


Property and Equipment

At June 30, 2007 property and equipment consisted of the following:

                                        Useful Life
         Furniture                       5 Years                $      3,307
         Telephone equipment             5 Years                      19,990
         Computer equipment              3 Years                      79,739
                                                                -------------
                                                                     103,036
         Accumulated depreciation                                    (99,203)
                                                                -------------
                                                                $      3,833
                                                                =============

Related Party Transactions

For the six month period ended June 30, 2007 the Company paid $75,000 to JP Carey Asset Management LLC for assistance on private placement transactions. For the same period in 2006, the Company paid $30,000 for assistance.

As previously reported, the Company operates under a shared services agreement with JP Carey Asset Management LLC. Under this agreement the Company allocates a portion of the cost of services provided to JP Carey Asset Management LLC. In conjunction with this agreement, for the six month period ended June 30, 2007, the Company allocated $11,273 for rent, payroll services, and other benefits. In 2006 the Company allocated $15,460 for the same services.

(Business and Basis of presentation continued)

For the six month period ended June 30, 2006 and 2007, the Company paid $6,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. Mr. Connor is a first cousin to John C. Canouse.

Advances to Employees
During the six month period ended June 30, 2007, the Company made a cash advance of $3,500 to Scott C. Martin, a related party, and brother-in-law to John C. Canouse. He is a commissioned salesperson for the Company. The advances are non-interest bearing and payable on demand.


2.  COMMITMENTS AND CONTINGENCIES

In May, 2007 we executed a 65 month lease with Duke Realty Limited Partnership for office space at 3440 Preston Ridge Road, Alpharetta, Georgia 30005, effective June 1, 2007. This lease was reported in our 8-K filing dated May 18, 2007. The lease provides for five initial months of free rent which will result in a deferred rent liability of $31,046 which will be amortized over the life of the lease. After the initial 5 month period the monthly rental will be $6,416 through the end of year one. Thereafter, the rent will increase annually. Total minimum rental payments under the lease are $403,593 which will produce an average monthly rent expense of $6,209. The lease is for office space only and does not include telephone, computer, or other services. We will purchase these services from other sources. We anticipate that our overall cost to operate our offices will decline verses our prior arrangement.

Our rent expense under operating leases for the six month periods ended June 30, 2007 and 2006 respectively was $32,266 and $31,782, net of amounts allocated to related parties as noted above.

3.  SHAREHOLDERS EQUITY

During the six month period ended June 30, 2007 the Company did not issue stock. For the same period in 2006 we sold 790,000 shares to JP Carey Asset Management LLC, an accredited investor, current share owner, and related party for $79,000.



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Results

For the six month period ended June 30, 2007 we recorded total revenue of $664,758 and total operating expenses of $492,461. This resulted in an operating profit of $172,297. sixJune 06werecorded total revenue of $369,106 and total operating expenses of $355,402. This resulted in an operating profit of $13,704.

The 2007 revenue includes $166,250 in restricted common stock received as compensation for services provided. At June 30, these securities had declined in value to $69,500 resulting in an unrealized loss of $96,750.

Previously, during 2006 we had recorded $95,000 in revenue for stock received for service. These securities had declined in value to $23,500 by year end. This produced an unrealized holding losses of $71,500 which we recorded at December 31, 2006. These securities continued to decline in value and at June 30, 2006 we had recorded additional unrealized holding losses of $20,500 resulting in a total unrealized holding loss at June 30, 2007 of $117,250. This produced comprehensive income of $55,047 for the six month period. In 2006, for the same period, our unrealized holding loss had resulted in a comprehensive loss of $11,296.

For the six month period ended June 30, 2007 we had a comprehensive income per share of $0.00. For the same period in 2006 our comprehensive net loss per share was $0.00. Our weighted average shares outstanding respectively were 24,796,546 and 24,260,966, respectively.

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)


For the six month period ended June 30, 2007 we recorded total revenue of $664,758. This was an increase of approximately 80 % over the revenue earned in the same period in 2006 which totaled $369,106. In 2007 we earned $663,810 from private placement transactions and $948 in other revenue. same period in 2006 we earned $352,368 in private placement fees, $16.650 in consulting fees, and $88 in interest income.

For the six month period ended June 0, 2007, total expense declined by $137,059 verses the same period in 2006.

Respectively, for the six month periods ended June 30, 2007 and 2006:

         Our compensation and benefit expense increased by $94,233 due to an increase in the payout of commissions of $62,500, and increase in officer's compensation of $23,000, an increase in payroll taxes of $6,109, and a reduction in expenses allocated to related parties of $5,854. These increased costs were offset by a decline in other payroll cost and healthcare expense of $3,230.

         Payments to related parties increased by $45,102. We received more assistance on our private placement transactions than in previous years which is reflected in the increased revenue.

         Professional service expense increased by a net of $282. This was a result of an increase in legal expense of $8,407, offset by a reduction in accounting expense of $8,421and a reduction of $296 in other professional services. Legal expense increased due to activities related to a possible reorganization, merger, or reverse merger as previously described.

         Our rent expense increased by $484. This was attributed to a reduction in allocations to related parties of $1,256 offset by an decrease in the rent charged by our landlord of $522 and a reduction in the amount of rent we paid for storage of our furniture before our new lease arrangement of $250.

         Our data processing expense increased by $100 due to an increase in software costs.

         Insurance expense for the period totaled $739. In 2006 our expense was a net credit of $545. In 2006 we received a refund of $1521 for workmen's compensation insurance. We received a similar refund in 2007 of only $115 resulting in an increase in net expense of $1,406. In addition, the cost of our office liability and property policy decreased by $122 due to a reduction in the placement commission.

         Our costs for license and registrations declined by a net of $159. Our charges from the NASD decreased by $555. Our expense for local licenses, franchise taxes in Delaware, and charges from the Secretary of State, Georgia, increased by $396.

         Communications expense, which includes telephone, postage, and delivery, decreased by $6,806 due primarily to a change in telephone vendors in conjunction with our new lease. We also reduced our expense for express delivery services.

         Travel & entertainment expense increased by $3,835 due to increased travel in conjunction with a possible reorganization, merger, or reverse merger as previously described

         Advertising expense increased by a net of $595 due to a rate increase from by Standard & Poor's of $720 offset by a reduction in the use of other advertising services for which we had paid $125 in 2006.

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)


         Other expenses, which includes state and local taxes paid, bank charges, office supplies, miscellaneous items, and other expenses which are not classified elsewhere, decreased by $1,895. This was due to an decrease in taxes paid of $1,365 and other expenses of $596. Our expense for office supplies increased by $66.

Liquidity

For the six month period ending June 30, 2007, we used net cash of $2,628 in operations and $1,353 for the purchase of computer equipment. These transactions resulted in a net decrease in our cash of $3,981 for the period.

For the six months period ending June 30, 2006, we used net cash of $63,596 in operations and $4,101 for the purchase of computer equipment. During the same period we generated $79,000 through the sale of 790,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder.
These transactions resulted in a net increase in our cash of $11,303 for the period.

At June 30, 2007, we had cash of $69,171. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

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

ITEM 1.  LEGAL PROCEEDINGS

None.
ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 0, 2007 the Company sold 790,000 shares of common stock to J.P. Carey Asset Management, LLC, an existing shareholder, for $79,000. These funds were used for general working capital purposes. During this same six period the Company did not repurchase any of its equity securities.

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



                                          JPC CAPITAL PARTNERS, INC.
                                          Registrant


                                          /s/ John C. Canouse
                                          ----------------------------------
                                          John C. Canouse
                                          Chief Executive Officer, President
                                          and Chairman
                                          Date: August 08, 2007

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          /s/  Jimmie N. Carter
                                          ----------------------------------
                                          Jimmie N. Carter
                                          Executive Vice President and Chief
                                          Financial Officer
                                          Date: August 08, 2007

                                          /s/ Janet L. Thompson
                                          ----------------------------------
                                          Janet L. Thompson
                                          Executive Vice President, Chief
                                          Compliance Officer and Director
                                          Date: August 08, 2007