Form 10QSB
period 2007-09-30
JPC Capital Partners, Inc.
filed 2007-11-13
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                        Commission File Number 333-74396


                           JPC CAPITAL PARTNERS, INC.


                 (Name of Small Business Issuer in Its Charter)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the issuer outstanding as of November 12, 2007 was 24,796,546.

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

                                TABLE OF CONTENTS
                                                                        Page No.

PART  I  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS   (Unaudited)
            Balance Sheet of September 30, 2007                             4
            Statements of Operations for the three month periods
            ended September 30, 2007 and September 30, 2006                 5

            Statements of Operations for the nine month periods ended
            September 30, 2007 and September 30, 2006                       6

            Statements of Cash Flows for the nine month periods ended
            September 30, 2007 and September 30, 2006                       7

            Notes to unaudited financial statements                         8

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        10

Item 3.  CONTROLS AND PROCEDURES                                           13

PART II  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS                                                 14
Item 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS        14

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                   14
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14
Item 5.  OTHER INFORMATION                                                 14

Item 6.  EXHIBITS                                                          14


         SIGNATURES                                                        15

PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                           JPC Capital Partners, Inc.
                                  Balance Sheet
                               September 30, 2007
                                   (Unaudited)


Assets

Current assets:
Cash                                                           $        62,433
Marketable securities                                                   58,250
Amounts due from related parties                                         7,757
Employee advances                                                        3,500
                                                                ---------------
Total current assets                                                   131,940

Furniture and equipment, net                                             3,139

Other assets
Office rental deposit                                                    6,416
                                                                ---------------

Total assets                                                   $       141,495
                                                                ===============

Liabilities and shareholders' equity Current liabilities:

Accounts payable                                               $         4,193
Payroll taxes payable                                                      376
Current portion of deferred rent liability                               4,608
                                                                ---------------
Total current liabilities                                                9,177

Deferred rent liability                                                 23,797

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares                        24,797
authorized, 24,796,546 issued and outstanding
Additional paid in capital                                           5,752,552
Accumulated deficit                                                (5,465,828)
Unrealized holding gain(loss) on securities                          (203,000)
                                                                ---------------
Total shareholders' equity                                             108,521
                                                                ---------------


Total liabilities and shareholders' equity                     $       141,495
                                                                ===============


            See accompanying notes to unaudited financial statements.

                           JPC Capital Partners, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                            For the Three Months
                                                             Ended September 30,
                                                      ------------------------------
                                                          2007              2006
                                                      --------------  --------------
Revenues
      Fees from private placements                    $      64,000   $     124,500
      Other income                                           35,000        -
      Interest income                                             7        -
                                                      --------------  --------------
Total Revenues                                               99,007         124,500

Expenses
      Compensation and benefits                              49,796          64,244
      Depreciation                                              693           1,021
      Communications                                          1,905           2,972
      Insurance expense                                         (31)            462
      Loss on securities sold net of taxes                    3,151
      Other expenses                                            309             246
      Rent expense                                           15,674          18,627
      Professional service expense                           31,940          11,025
      Licenses and registrations                                445              25
      Travel and entertainment                                  480              16
      Data processing expense                                 2,500           3,000
                                                      --------------  --------------
Total Expenses                                              106,862         101,638
                                                      --------------  --------------
Net income (loss)                                     $      (7,855)  $      22,862

Other comprehensive loss:
      Unrealized holding loss, net of tax                   (14,250)        (52,500)
                                                      --------------  --------------
Comprehensive loss:                                   $     (22,105)  $     (29,638)
                                                      ==============  ==============

Net income (loss) per share - basic and diluted              ($0.00)         ($0.00)
                                                      ==============  ==============

Weighted average number of common shares outstanding
      - basic and diluted                                24,796,546      24,796,546
                                                      ==============  ==============

            See accompanying notes to unaudited financial statements

                           JPC Capital Partners, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                            For the Nine Months
                                                             Ended September 30,
                                                      ------------------------------
                                                          2007               2006
                                                      ------------------------------
Revenues:
              Fees from private placements            $     727,810   $     476,868
              Consulting and other income                    35,948          16,650
              Interest income                                     7              88
                                                      --------------  --------------
Total Revenues                                              763,765         493,606

Expenses:
              Compensation and benefits                     389,669         309,864
              Advertising expense                             3,995           3,400
              Depreciation and amortization                   2,779           3,103
              Communications                                  6,579          14,452
              Insurance expense                                 708             (83)
              Loss on securities sold net of taxes            3,151        -
              Other expenses                                  1,214           3,048
              Rent expense                                   47,940          50,409
              Related party                                  75,162          30,060
              Professional service expense                   53,174          31,976
              Licenses and registrations                      1,631           1,370
              Travel and entertainment                        4,601             301
              Data processing expense                         8,720           9,120
                                                      --------------  --------------
Total Expenses:                                             599,323         457,020
                                                      --------------  --------------
Net income (loss)                                     $     164,442   $      36,586

Other comprehensive loss:
              Unrealized holding loss, net of tax          (203,000)        (77,500)
                                                      --------------  --------------
Comprehensive loss:                                   $     (38,558)  $     (40,914)
                                                      ==============  ==============

Net income per share - basic and diluted                      $0.01           $0.00
                                                      ==============  ==============

Weighted average number of common shares outstanding
              - basic and diluted                        24,796,546      24,441,454
                                                      ==============  ==============

            See accompanying notes to unaudited financial statements

                   JPC Capital Partners, Inc.
                     Statements of Cashflows
                           (Unaudited)


                                                                        For the Nine         For the Nine
                                                                        Months Ended         Months Ended
                                                                     September 30, 2007   September 30, 2006
                                                                     ------------------   ------------------
Operating activities:
Net income                                                           $         164,442    $          36,586
Adjustments to reconcile net income to net cash used
       in operating activities:
          Depreciation and amortization                                          2,779                3,102
             Change in marketable securities                                   (34,750)             (17,500)
          Net changes in operating assets and liabilities
             Unrealized holding loss on securities                            (131,500)             (77,500)
             Office rental deposit                                                   -               (6,416)
             Reduction in commission advances                                        -                4,000
             Deferred rental liability                                          (2,227)              24,837
             Advances to employees                                              (3,500)                   -
             Accounts receivable                                                  (680)               3,171
             Accounts payable and accrued expenses                              (3,931)              10,274
                                                                     ------------------   ------------------
Net cash used in operating activities                                           (9,367)             (19,446)

Investing activities:
Purchase of  equipment                                                          (1,352)              (4,099)
                                                                     ------------------   ------------------
Net cash used in investing activities                                           (1,352)              (4,099)

Financing activities:
Sale of common stock to related parties                                              -               79,000
                                                                     ------------------   ------------------
Net cash provided by financing activities                                            -               79,000

Increase (Decrease) in cash and cash equivalents                               (10,719)              55,455
Cash and cash equivalents at beginning of year                                  73,152               45,186
                                                                     ------------------   ------------------
Cash and cash equivalents at end of period                           $          62,433    $         100,641
                                                                     ==================   ==================

            See accompanying notes to unaudited financial statements

                   Notes to the Unaudited Financial Statements
                               September 30, 2007



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

Beginning in 2005, the Company management has held discussions with a number of private companies who have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company. Such an undertaking, should it be completed, could result in a significant restructuring of the Company include the possibility that the Company would no longer exist as a public enterprise in its present form or organization. Further, there is no assurance that our shareholder's long term value would be maximized if the transaction is completed. However, given the current circumstances of the Company, our business sector outlook, and the competing factors we face, this transaction may be the best option available to management to enhance shareholder value at this time.

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


Property and Equipment

At September 30, 2007 property and equipment consisted of the following:

                                   Useful Life
         Furniture                   5 Years                $      3,307
         Telephone equipment         5 Years                      19,990
         Computer equipment          3 Years                      79,739
                                                            -------------
                                                                 103,036
         Accumulated depreciation                                (99,897)
                                                            -------------
                                                            $      3,139
                                                            -------------
Related Party Transactions

For the nine month period ended September 30, 2007 the Company paid $75,000 to JP Carey Asset Management LLC for assistance on private placement transactions. For the same period in 2006, the Company paid $30,000 for assistance. The Company also paid respectively, $162 in 2007 and $60 in 2006, for miscellaneous expenses for other related companies.

As previously reported, the Company operates under a shared services agreement with JP Carey Asset Management LLC. Under this agreement the Company allocates a portion of the cost of services provided to JP Carey Asset Management LLC. In conjunction with this agreement, for the nine month period ended September 30, 2007, the Company allocated $22,957 for rent, payroll services, telephone, and other benefits. In 2006 the Company allocated $11,273 for the same services.

(Business and Basis of presentation continued)

For the nine month period ended September 30, 2006 the Company paid $6,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. For 2007, this amount was $5,500. Mr. Connor is a first cousin to John C. Canouse.

Advances to Employees
During the nine month period ended September 30, 2007, the Company made a cash advance of $3,500 to Scott C. Martin, a related party, and brother-in-law to John C. Canouse. He is a commissioned salesperson for the Company. The advances are non-interest bearing and payable on demand.


2. COMMITMENTS AND CONTINGENCIES

In May, 2006 we executed a 65 month lease with Duke Realty Limited Partnership for office space at 3440 Preston Ridge Road, Alpharetta, Georgia 30005, effective June 1, 2006. This lease was reported in our 8-K filing dated May 18, 2006. The lease provided for five initial months of free rent which resulted in a deferred rent liability of $31,046 which is being amortized over the life of the lease. After the initial 5 month period the monthly rental was $6,416 through the end of year 2007. Thereafter, the rent will increase annually. Total minimum rental payments under the lease are $403,593 which will produce an average monthly rent expense of $6,209. The lease is for office space only and does not include telephone, computer, or other services. We will purchase these services from other sources. We anticipate that the overall cost to operate our offices will decline verses the prior arrangements.

Our rent expense under operating leases for the nine month periods ended September 30, 2007 and 2006 respectively was $47,940 and $50,409, net of amounts allocated to related parties as noted above.

3. SHAREHOLDERS EQUITY

During the nine month period ended September 30, 2007 the Company did not issue stock. For the same period in 2006 we sold 790,000 shares to JP Carey Asset Management LLC, an accredited investor, current share owner, and related party for $79,000.



ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Results

For the nine month period ended September 30, 2007 we recorded total revenue of $763,765 and total operating expenses of $599,323. This resulted in an operating profit of $164,442. For the nine month period ended September 30, 2006 we recorded total revenue of $493,606 and total operating expenses of $457,020. This resulted in an operating profit of $36,586.

The 2007 revenue includes $166,250 in restricted common stock and $13,500 in unrestricted stock received as compensation for services provided. At September 30, the restricted securities had declined in value to $49,000. The unrestricted stock was sold during the third quarter for $10,349. In addition, restricted stock received in 2006, and carried at a value of $23,500 at December 31, 2006 had declined in value to $9,500 at September 30, 2007. These transactions produced a realized loss of $3,151 and unrealized loss of $203,000.

Previously, during 2006 we had recorded $95,000 in revenue for stock received for services. These securities had declined in value to $17,500 by September 30, 2006. This produced an unrealized holding loss of $77,500 for that period.

For the nine month period ended September 30, 2007 we had a comprehensive loss of $38,558. For the same period in 2006 the comprehensive net loss was $40,914. Our weighted average shares outstanding were 24,796,546 and 24,441,454, respectively.

For the nine month period ended September 30, 2007 we recorded total revenue of $763,765. This was an increase of approximately 55 % over the revenue earned in the same period in 2006 which totaled $493,606. In 2007 we earned $727,810 from private placement transactions, received a refund of excise taxes of $948, interest income of $7, and a rebate of $35,000 from the merger of the National Association of Securities Dealers and the New York Stock Exchange. For the same period in 2006 we earned $476,868 in private placement fees, $16,650 in consulting fees, and $88 in interest income.

For the nine month period ended September 30, 2007, total expense increased by $142,303 verses the same period in 2006.

Respectively, for the nine month periods ended September 30, 2007 and 2006:

         Our compensation and benefit expense increased by a net of $79,805. Commission expense increased by $54,900, officer's compensation increased by $21,083,and the cost of payroll tax expense increased by $5,389. We also reduced the expense allocated to related parties for payroll by $428. These increases were offset by a reduction in benefit expense of $1,995 due to the transfer of benefit coverage for one of our employees to their spouse's plan.

         Payments to related parties increased by $45,102. We received more assistance on our private placement transactions than in previous years which is reflected in the increased revenue.

         Professional service expense increased by $21,198. This was a result of an increase in referral fees of $26,400, offset by a reduction in accounting expense of $5,116 and a reduction of $86 in other professional services. Referral fees always increase when you have a significant increase in revenues.

         Our rent expense declined by $2,469. This was attributed to a increase in allocations to related parties of $1,855, a decrease in the rent charged by our landlord of $364, and a reduction in the amount of rent

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued)

         we paid for storage of our furniture before our new lease arrangement of $250.

         Our data processing expense declined by $400. Our software expense increased by $100 and our payments to Frank Connor, our consultant, declined by $500.

         Insurance expense for the period ended September 30, 2007 totaled $708, which represented an increase of $791. In 2006 our insurance expense was a net credit of $83 which included expenses of $1,438 and a refund of $1521. In 2007 our insurance expense included a charge of $673 for liability coverage, which was a reduction of $153 over the prior year. In 2007 we also received a refund of $115 for workmen's compensation insurance. Our cost for required SIPC insurance remained at $150 during both years. In 2007, the cost of our fidelity bond insurance had not been billed to us and resulted in a declined of $462 for this item. We anticipate incurring this expense in the fourth quarter of this year. In 2006 we paid $826 for liability insurance. In 2007 this cost declined to $673.

         Our costs for license and registrations increased by $261. Our charges from the NASD decreased by $110. Our expense for local city licenses, franchise taxes in Delaware, and charges from the Secretary of State, Georgia, increased by $371.

         Communications expense, which includes telephone, postage, and delivery, decreased by $7,873 due primarily to a change in telephone vendors in conjunction with our new lease. Our new vendor was $6,259 less that our previous vendor. We also reduced our expense for express delivery services by $1,058 and allocated $556 more of our telephone expense to related parties than in the prior year.

         Travel & entertainment expense increased by $4,300 due to increased travel in conjunction with a possible reorganization, merger, or reverse merger as previously described.

         Advertising expense increased by a net of $595 due to a rate increase from by Standard & Poor's of $720 offset by a reduction in the use of other advertising services for which we had paid $125 in 2006.

         As previously discussed, we incurred a loss on the sale of Lyric Jeans stock totaling $3,151. We had no loss in the same period in 2006.

         Our depreciation expense declined from $3,103 to $2,779 due to the aging of our depreciable assets.

         Other expenses include state and local taxes paid, bank charges, office supplies, miscellaneous items, and other expenses which are not classified elsewhere. In this category, state taxes declined by $1,290, office supplies declined by $58, other expenses declined by $596, and the cost of bank charges increased by $110.

         Liquidity

For the nine month period ending September 30, 2007, we used net cash of $9,367 in operations and $1,352 for the purchase of computer equipment. These transactions resulted in a net decrease in our cash of $10,719 for the period.

For the nine months period ending September 30, 2006, we used net cash of $19,446 in operations and $4,099 for the purchase of computer equipment. During the same period we generated $79,000 through the sale of 790,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder.
These transactions resulted in a net increase in our cash of $55,455 for the period.

At September 30, 2007, we had cash of $62,433. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2007 the Company did not sell any stock nor repurchase any of its equity securities.

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



                                              JPC CAPITAL PARTNERS, INC.
                                              Registrant



                                              /s/  John C. Canouse
                                              ----------------------------------
                                              John C. Canouse
                                              Chief Executive Officer, President
                                              and Chairman
                                              Date: November 13, 2007

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              /s/  Jimmie N. Carter
                                              ----------------------------------
                                              Jimmie N. Carter
                                              Executive Vice President and Chief
                                              Financial Officer
                                              Date: November 13, 2007

                                              /s/  Janet L. Thompson
                                              ----------------------------------
                                              Janet L. Thompson
                                              Executive Vice President, Chief
                                              Compliance Officer and Director
                                              Date: November 13, 2007