Form 10KSB
period 2007-12-31
JPC Capital Partners, Inc.
filed 2008-03-31
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's total revenue for the fiscal year ended December 31, 2007 was $1,049,576

The aggregate market value of the voting stock outstanding, based upon the average bid and ask prices on March 20, 2008 was $1,063,662. The number of shares of Common Stock of the issuer outstanding as of March 20, 2008 was 26,591,546.

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
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure
Item 8.a. Controls and Procedures                                         25

PART III

Item 9.   Directors and Executive Officers of the Registrant              25
Item 10.  Executive Compensation                                          27
Item 11   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters
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

                                     PART I

ITEM 1.  Business

General

JPC Capital Partners, Inc. (The "Company") is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority (FINRA). The Company was formed on April 26, 1999. The primary service the Company provides is the opportunity for public companies to raise capital through the sale of equity positions in the private market ( private placement). The Company also provides financial consulting services.

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

Retail Brokerage Operation

Beginning in 2001 the Company had offered retail brokerage services. To support this business the Company maintained a clearing arrangement with Fiserv Securities, Inc. Philadelphia, PA. Under the membership agreement with the FINRA, the Company was required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii). Since the Company decided to focus its efforts on the private placement financing business, it amended the membership agreement with the FINRA in 2004, and reduced the required capital level to $5,000. The Company also closed the clearing arrangement with Fiserv Securities, Inc. and terminated its contract with NASDAQ for data services and online access to the stock markets. These actions effectively suspended the retail brokerage operation.

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

Self-regulatory organizations such as the Financial Industry Regulatory Authority, known as the "FINRA," and state securities commissions require strict compliance with their respective rules and regulations. Failure to comply with any of these laws, rules and regulations could result in fines, suspensions, expulsion from the industry, or criminal prosecution. Certain regulatory bodies perform audits or other procedures to ensure compliance with their rules and regulations. Our failure to comply with regulations could result in the termination of our business. In addition, new legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. In general, broker-dealers are required to register with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the Exchange Act, every registered broker-dealer that does business with the public is required to be a member of and is subject to the rules of the FINRA. The FINRA administers qualification testing for all securities principals and registered representatives for its own account and on behalf of the state securities authorities. JPC Capital Partners, Inc. is a broker-dealer registered with the SEC and is a member of the FINRA. Our broker-dealer is also subject to regulation under state law. We are currently registered as a broker-dealer in 28 states.

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

Effect of Net Capital Requirements

As a registered broker-dealer and member of the FINRA, JPC Capital Partners, Inc. is subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer, and requires that at least a minimum part of its assets be kept in relatively liquid form. In general, net capital is defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called haircuts), which reflect the possibility of a decline in the market value of an asset prior to disposition.

Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC, suspension or expulsion by the FINRA and other regulatory bodies and ultimately could require the firm's liquidation. The Uniform Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if the payment would reduce the firm's net capital below a certain level. If a broker-dealer engages in firm commitment underwriting, their net capital requirements will significantly increase. The SEC and the FINRA impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. The Uniform Net Capital Rule and FINRA rules require prior notice to the SEC and the FINRA for certain withdrawals of capital and also provide that the SEC may restrict for up to 20 business days any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates if the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

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

As previously discussed, due to the strategic business decision to concentrate efforts on our private placement business, we decided to amend our membership agreement with the FINRA and reduce the minimum level of required capital we must maintain. On August 11, 2004 we amended our membership agreement with the FINRA and were allowed to reduce our minimum net capital requirement to $50,000. Subsequently, on October 26, 2004, we amended our membership agreement a second time and were allowed to reduce our minimum net capital requirement to $5,000. At December 31, 2007, our minimum net capital requirement for JPC Capital Partners, Inc. remained at $5,000.

Employees

On December 31, 2007, we employed six full-time employees. None of our employees are covered by a collective bargaining agreement. Our registered employees are required to take examinations administered by the FINRA in order to qualify to perform their job responsibilities and to transact business.

ITEM 2. DESCRIPTION OF PROPERTY.

At December 31, 2007, our principal office was located at 3440 Preston Ridge Road, Suite 600, Alpharetta, GA 30005. We lease an estimated 4,000 square feet of office space at a cost of approximately $75,000 per annum. In May, 2006 we executed this 65 month lease with Duke Realty Limited Partnership which expires in October, 2011. The lease provided for five initial months of free rent which created a deferred rent liability of $31,046. This liability will be amortized over the remaining life of the lease. The lease includes an annual adjustment in the rent and provides for an additional adjustment based on changes in the out of pocket operating expenses for the building which include utilities, security, and certain maintenance items. The lease is for office space only and does not include any other service.


ITEM 3. LEGAL PROCEEDINGS.

None.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of stockholders during the year ended December 31, 2007.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Common Stock, par value $0.001 per share, was initially traded May 2, 2003, on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CFNC." Our ticker symbol has subsequently been changed to "JPCI." The following table sets forth the closing high and low bid information for our common stock for the periods indicated below, as reported by Reuters
Data:

                  Period                             High              Low
         Quarter ended March 31, 2006                $0.18             $0.03
         Quarter ended June 30, 2006                 $0.05             $0.03
         Quarter ended September 30, 2006            $0.03             $0.03
         Quarter ended December 31, 2006             $0.03             $0.01
         Quarter ended March 31, 2007                $0.07             $0.01
         Quarter ended June 30, 2007                 $0.07             $0.02
         Quarter ended September 30, 2007            $0.06             $0.03
         Quarter ended December 31, 2007             $0.19             $0.03





Prices shown are inter-dealer prices with no markup, markdown, or commission. They may not reflect actual transactions.

There were 26,591,546 shares of Common Stock issued and outstanding at December 31, 2007.

We have not paid any cash dividends since inception, and we do not anticipate paying any cash dividends in the future.


Recent Sale of Unregistered Securities

During 2007 the Company sold 1,795,000 shares of Common Stock to J.P. Carey Asset Management, LLC for $17,950. J.P. Carey Asset Management, LLC is an accredited investor, existing shareholder, and related party.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overall Results

For the year ended December 31, 2007 total revenue was $1,049,576. Operating expenses totaled $902,754 which resulted in net income of $146,822 before an unrealized loss on securities. Including this unrealized loss of $176,250, the Company had a comprehensive loss of $29,428.

For the year ended December 31, 2006 total revenue was $726,105. Expenses totaled $709,768 which resulted in net income of $16,337 before an unrealized loss on securities. Including this unrealized loss of $71,500, the Company had a comprehensive loss of $55,163.


Revenue

For the year ended December 31, 2007, total revenue was $1,049,576. We earned $968,920 from private placements. This included $392,110 worth of stock received during the year as part of our compensation for services provided. We sold some of this stock for cash and distributed some of the stock to employees as commissions. The fair market value of the stock we sold and distributed, at the time we recorded it was $225,860. By the time we sold and distributed it, the value of the stock had declined to $180,237. This resulted in a realized loss on the sale of securities of $45,623. At December 31, 2007, the remaining stock we held had a fair market value of $13,500, resulting in an unrealized loss for 2007 of $176,250. During 2007, we also earned $44,700 in fees from related parties, we received a tax refund of $948, we earned $8 in interest income, and we received a distribution of $35,000 from FINRA in conjunction with the merger of the New York Stock Exchange and the National Association of Securities Dealers, Inc.

For the year ended December 31, 2006, total revenue was $726,105. We earned $709,367 from private placements. This included $95,000 worth of restricted stock received in May, 2006 from a client as part of our compensation for services provided. At December 31, 2006, this stock had a fair market value of $23,500, representing an unrealized loss of $71,500. During 2006, we also earned $16,650 in consulting fees and $85 in interest.

In 2007, we completed 52 transactions for 18 different clients. In 2006 we completed 23 transactions for 11 clients.

Expenses

Total expense for 2007 was $902,754, an increase verses 2006 of $709,768.

During 2006, net compensation expense increased $105,441 to $612,468. This decrease was the result of the following:

     1) Commission payments increased $93,310 to $288,410 from $195,100 in 2006, due to more transactions being completed.

     2) A increase of $22,978 in the compensation of John C. Canouse, our CEO, who has received $75,000 in 2006. In 2007 he was paid $97,978.

     3)   A decrease of $1,000 in incentive payments to salaried staff members.

     4) A decrease of $4,504 in payroll taxes as a result of the lower withholdings.

     5) Also, in 2007, we allocated more of our payroll expense to our affiliated companies that we had in 2006. The increase in allocation (reduction in our expense) totaled $5,782.

     6) Our employee benefit expense increased by $439 due to premium increases.

During 2007 and 2006 we paid J.P. Carey Asset Management, LLC, a related party, for consulting services and assistance on our private placement transactions. This amount increased in 2007 to $75,000 from $50,000 in 2006, because we completed more transactions. We also paid $162 in 2007 and $259 in 2006 to other related parties for miscellaneous expenses.

Professional service expense includes accounting, legal, and other professional services. This expense increased by a net of $25,635, to $59,282. In this category, legal expenses decreased by $77, accounting expense decreased by $1,616, and other professional services increased by $27,328. In 2007 we paid a referral fees to other firms totaling $26,400. These firms had referred us to companies with which we able to complete successful private placement transactions. In 2007 our expense for other professional services also increased by $928 primarily due to an increase in stock registration and transfer expenses of $885.

Our net rent expense decreased $3,679 in 2007 to $62,791 from $66,470. This decrease was primarily a result of higher rent allocations to related parties. In 2006 we had allocated $8,872 to related parties. In 2007 we allocated $11,968, a increase of $3,096, which results in lower net expense to the Company. Until May, 2006 we had rented a storage bin for $250 to store our office furniture. We did not have this expense in 2007. In addition, other expenses associated with our office rental declined $333 during 2007.

As previously discussed, we received stock as part of our compensation for services in 2007 and 2006. Generally, regulation requires the Company retain this stock for one year before selling it. During 2007 we received $392,110 in stock. After holding this stock for several months, we were able to sell or distribute $225,860 of it. However, during this holding period, the stock declined in value and we incurred a realized loss of $45,623 on the sale and distribution. We did not have a realized loss in 2006.

Our cost for communication declined by $8,841 due primarily to the termination of our former office lease. Under that lease the Company had purchased telephone and fax services from the landlord. In 2005 and early 2006, as allowed under the lease, the price for these services increased significantly. We terminated this lease in May 2006. In our new office space, we purchased these services directly from providers at a reduced rate. Our expense for telephone services in 2006 was $16,164. In 2007 it was $8,176, a reduction of $7,988. In addition, we increased our allocation of telephone expense to JP Carey Asset Management by $427 and our cost for over-night delivery declined by $426.

License and registration expense increased by $1,340. This was due to an increase in the cost to acquire a business license in our new location ($225), an increase in the expense of registering our employees in the NASD CRD system $974, and the cost to register in our state of incorporation, Delaware ($141).

Data processing expense decreased by a net of $99 due to a decrease in costs charged to us by our former Landlord for data processing expenses.

Other operating expenses included the following:

Depreciation expense decreased by $296 in 2007 due primarily to the aging of our equipment and furniture, some of which has been fully depreciated.

Insurance expense increased by a net of $105 due to an increase in the cost of our office liability policy.

Advertising expense increased by $595 due to an increase in the cost of our services provided by Standard & Poors.

Travel and entertainment expense increased by $4,277 due to an increase in travel in conjunction with more private placement transactions and trips made to discuss possible mergers, reverse mergers, or other business combinations.

Other expenses decreased by $2,018. In 2006 we had $1,543 in expenses due to our relocation. We did not repeat these expenses in 2007. We also paid less sales tax and less in other miscellaneous expenses totaling to a net of $475 in 2007.

For federal income tax purposes , the Company has incurred losses of $100,340 in 2007 and $54,239 in 2006, and has no state or federal income tax obligation. The Company has no significant deferred tax effects from temporary differences that give rise to deferred tax assets and deferred tax liabilities for the year ended December 31, 2007 other than net operating loss carryforwards. The Company has net operating loss carryforwards of approximately $4,450,000 at December 31, 2007, which will expire in years beginning in 2019. No tax benefit has been recorded related to the net operating loss, as a full valuation allowance has been recorded against the approximate net deferred tax asset of $1,670,000 related to these carryforwards.

Liquidity

For the year ended December 31, 2007, we used net cash of $36,002 in operations and $1,352 for the purchase of furniture and computer equipment. We generated $17,950 through the sale of 1,795,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net decrease in our cash of $19,404 for the year.

For the year ended December 31, 2006, we used net cash of $46,370 in operations and $4,664 for the purchase of furniture and computer equipment. We generated $79,000 through the sale of 790,000 shares of common stock to J.P. Carey Asset Management LLC, an existing shareholder. These transactions resulted in a net increase in our cash of $27,966 for the year.

At December 31, 2007, we had unrestricted cash of $53,748. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

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

                                                               TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm.............12


Financial Statements:

    Statement of Financial Condition................................13

    Statement of Operations ........................................14

    Statement of Changes in Shareholders' Equity....................15

    Statement of Cash Flows.........................................16


Notes to Financial Statements....................................17-24

Report of Independent Registered Public Accounting firm

To the Board of Directors and Shareholders
JPC Capital Partners, Inc.

We have audited the accompanying balance sheet of JPC Capital Partners, Inc. as of December 31, 2007 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPC Capital Partners, Inc. at December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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



                                            /s/ Sherb & Co., LLP
                                            Certified Public Accountants

New York New  York
February 15, 2008

                           JPC Capital Partners, Inc.
                         Statement of Financial Position
                                December 31, 2007

Assets
Current assets:
Cash                                                         $         53,748
Marketable securities at market value                                  13,500
Advances                                                                3,500
Amounts due from related party                                         15,620
                                                             -----------------
Total Current Assets                                                   86,368

Furniture and equipment, net                                            2,230
Office lease deposit                                                    6,416
                                                             -----------------
Total assets                                                 $         95,014
                                                             =================

Liabilities and shareholders' equity

Accounts payable                                             $          3,500

                                                             -----------------
Total current liabilities                                               3,500

Deferred rent                                                          27,413

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares
authorized, 26,591,546 issued and outstanding                          26,592
Additional paid-in capital                                          5,768,707
Accumulated deficit                                                (5,483,448)
Unrealized holding loss on securities                                (247,750)
                                                             -----------------
Total shareholders' equity                                             64,101
                                                             -----------------

Total liabilities and shareholders' equity                   $         95,014
                                                             =================



                  See accompanying notes to financial statements

                           JPC Capital Partners, Inc.
                             Statement of Operations

                                                  Years ended December 31,
                                                2007                   2006
                                         --------------------   --------------------
Revenues:
     Fees from private placements        $           968,920    $           709,367
     Income from related parties                      44,700                      -
     Other income                                     35,948                 16,650
     Interest Income                                       8                     88
                                         --------------------   --------------------
Total Revenues                                     1,049,576                726,105
                                         --------------------   --------------------

Expenses:
     Compensation and benefits                       612,468                507,027
     Related party expenses                           75,162                 50,259
     Professional services                            59,282                 33,647
     Rent                                             62,791                 66,470
     Realized loss on securities                      45,623                      -
     Communications                                    7,872                 16,713
     Licenses & registrations                         11,778                 10,438
     Data processing                                  12,220                 12,319
     Other expenses                                    2,072                  4,090
     Advertising                                       3,995                  3,400
     Depreciation & amortization                       3,688                  3,984
     Insurance                                         1,170                  1,065
     Travel & entertainment                            4,633                    356
                                         --------------------   --------------------
Total Expenses:                                      902,754                709,768

                                         --------------------   --------------------
Net income (loss)                        $           146,822    $            16,337

Other comprehensive loss:
Unrealized holding loss, net of tax                 (176,250)               (71,500)

                                         --------------------   --------------------
Comprehensive loss                       $           (29,428)   $           (55,163)
                                         ====================   ====================

Net loss per share - basic and diluted   $             (0.00)   $             (0.00)
                                         ====================   ====================

Weighted average number
of common shares outstanding
     - basic and diluted                          24,943,395             24,549,039
                                         ====================   ====================

                 See accompanying notes to financial statements.

                           JPC Capital Partners, Inc.
                  Statement of Changes in Shareholders' Equity
                          Year ended December 31, 2007


                                                                                         Unrealized
                                                    Additional                             holding           Total
                            Common Stock             Paid In         Accumulated         Losses net      Shareholders'
                        Shares         Amount        Capital           Deficit            of taxes           Equity
                      ------------    ----------    -----------     --------------    -------------    ---------------
Balance
January 1, 2006        24,006,546     $  24,007     $5,674,342      $  (5,646,607)    $          -     $       51,742

Unrealized holding
loss net of taxes               -             -              -                  -          (71,500)            40,000

Current year net
loss                            -             -              -             16,337                -           (230,140)

Issuance of
Common  stock             790,000           790         78,210                  -                -            149,500
                      ------------    ----------    -----------     --------------    -------------    ---------------
Balance
December 31, 2006      24,796,546        24,797      5,752,552         (5,630,270)         (71,500)            75,579

Unrealized holding
loss net of taxes               -             -              -                            (176,250)          (176,250)

Current year
net income                      -             -              -            146,822                             146,822

Issuance of common
stock                   1,795,000         1,795         16,155                  -                -             17,950
                      ------------    ----------    -----------     --------------    -------------    ---------------
Balance,
December 31,
2007                   26,591,546     $  26,592     $5,768,707      $  (5,483,448)    $   (247,750)    $       64,101
                      ------------    ----------    -----------     --------------    -------------    ---------------



                 See accompanying notes to financial statements

                           JPC Capital Partners, Inc.
                             Statement of Cash Flows


                                                                     Years ended December 31,
                                                                     2007              2006
                                                                 --------------     --------------
Operating activities:
Net income (loss)                                                $     146,822      $      16,337
Adjustments to reconcile loss to net cash used
         in operating activities:
            Depreciation                                                 3,688              3,984
            Stock received for services                               (349,638)           (95,000)
            Securities sold or distributed                             183,388
            Net changes in operating assets and liabilities
               Accounts receivable                                      (8,543)            (3,907)
               (Increase) decrease in employee advances                 (3,500)             4,000
               Decrease in deferred rent                                (3,219)            30,632
               Office deposit                                                -             (6,416)
               Accounts payable                                         (5,000)             4,000
                                                                 --------------     --------------
Net cash used in operating activities                                  (36,002)           (46,370)
                                                                 --------------     --------------

Investing activities:
            Purchase of computer equipment                              (1,352)            (4,664)
                                                                 --------------     --------------
Net cash used in investing activities                                   (1,352)            (4,664)
                                                                 --------------     --------------

Financing activities:
             Issuance of common stock                                   17,950             79,000
                                                                 --------------     --------------
Net cash provided by financing activities                               17,950             79,000
                                                                 --------------     --------------


Increase (decrease) in cash                                            (19,404)            27,966
Cash at beginning of year                                               73,152             45,186
                                                                 --------------     --------------
Cash at end of year                                              $      53,748      $      73,152
                                                                 ==============     ==============

Supplemental disclosure of cash flow information:

Cash paid during the period for interest                         $           -      $           -
                                                                 ==============     ==============
Non-cash capital contributions                                   $           -      $           -
                                                                 ==============     ==============



                 See accompanying notes to financial statements.
                                      -16-

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                          Year ended December 31, 2007

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

Beginning in 2001 the Company had offered retail brokerage services. To support this business the Company maintained a clearing arrangement with Fiserv Securities, Inc.Philadelphia, PA. Under the membership agreement with the FINRA, the Company was required to maintain a minimum net capital balance of $100,000 pursuant to SEC Rule 15c3-1(a)(2)(ii).

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                          Year ended December 31, 2007

Note 1. Business and Basis of Presentation (Continued)


Since the Company decided to focus its efforts on the private placement financing business, it amended its membership agreement with the FINRA, and reduced the required capital level to $50,000 and subsequently to $5,000. The Company also closed the clearing arrangement with Fiserv Securities, Inc., and suspended its retail brokerage business. Although the Company believes it has saved approximately $180,000 per year by suspending its retail brokerage activity this elimination of a potentially profitable business line increases the business risk for a potential investor in the Company due to the concentration of all business efforts into fewer revenue sources or product offerings. The Company now earns approximately 98% of its revenue from private placement fees. The remaining revenue is earned via financial consulting. The Company could readily re-start its retail brokerage operation, and may do so, if market conditions warrant such actions. However, the current concentration of revenue producing activities is a potential risk for investors.

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

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                          Year ended December 31, 2007

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

Marketable Securities

From time to time the Company receives common stock as compensation for services provided. Generally this stock is restricted. At the time of receipt the Company records the fair market value of such stock as revenue and includes these amounts in "Fees from Private Placements" in the Statement of Operations. In 2007, we included $392,110 of such income in our results. Before selling the securities we must hold them for twelve months. Quarterly the Company adjusts the carrying value of the stock to its fair market value. This adjustment is recorded in the equity section of our Statement of Financial Position as unrealized gains or losses on marketable securities. The Company recorded $176,250 of unrealized losses in this account during the year. In addition, the Company sold $13,500 of stock received and recording a realized loss of $3,151. The Company also distributed some of the stock received to officers and employees as commissions earned and for services provided. The distributed stock had been originally recorded at a value of $212,360. When it was distributed it had a value of $169,888 resulting in a realized loss of $42,472.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                          Year ended December 31, 2007

Note 2. Significant Accounting Policies (Continued)

Financial Instruments

The carrying amounts reported in the balance sheet for cash, marketable securities, andaccounts payable approximate fair value based on the short-term maturity of these instruments.

Property and Equipment

Office equipment is carried at cost and depreciated using straight-line methods over their estimated useful lives. Depreciation for the year ended December 31, 2007 was $3,688.

Liabilities Subordinated To The Claims of General Creditors

At December 31, 2007 and during the year then ended, the Company had no liabilities subordinated to the claims of general creditors.

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R) - Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 - Share-Based Payment, which provides interpretive guidance related to SFAS No. 123(R). The Company has adopted SFAS 123(R), which requires compensation costs related to share-based payment transactions to be

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                          Year ended December 31, 2007

Note 2. Significant Accounting Policies (Continued)

recognized in the financial statements. Generally, the compensation expense is based upon the grant date fair value of the equity instrument issued.

Income Taxes

As of December 31, 2007 the Company had an unused net operating loss carry forward of approximately $4,450,000 available for its future federal tax returns. The Company's evaluation of the tax benefit of its loss carry forward is presented in the following table:

The tax amounts have been calculated using the Company's effective income tax rate resulting from the use of graduated rates.

                                                                    2007
                                                                -----------
Deferred tax asset:
         Tax benefit of net operating loss carry forward        $1,670,000
         Less: Valuation allowance                              (1,670,000)
                                                                -----------
                  Total deferred tax asset                      $        -
                                                                ===========

The table below summarizes the difference between the company's effective tax rate and the statutory federal rate as follows for the year ended December 31, 2007:

         Computed tax expense (benefit)                            (34.0) %
         State income taxes                                         (3.9) %
                                                                   --------
         Change in valuation allowance                              37.9  %
                                                                   --------
Effective tax rate                                                   0.0  %
                                                                   ========

The effective federal tax rate is 34 %. The Georgia state income tax rate is 6%. This rate is effectively reduced by 2.1 % due to the Federal tax benefit.

Net operating loss carry forwards expire between 2020 and 2026. The utilization of the above loss carry forwards for federal tax purposes may not be possible with changes in ownership of the Company.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                          Year ended December 31, 2007

Note 3. Net Capital Requirements

As a registered broker-dealer, JPC Capital Partners, Inc. is subject to the requirements of Rule 15c3-1 ("the net capital rule") of the Securities Exchange Act of 1934. The basic concept of the rule is liquidity; its object being to require a member firm to have at all times sufficient liquid assets to cover its current indebtedness. Specifically, the rule prohibits a broker dealer from permitting its "aggregate indebtedness" to exceed fifteen times its "net capital" as those terms are defined. The Company is required to maintain the greater of minimum net capital of 6 2/3% of aggregated indebtedness or $5,000. On December 31, 2007, the Company had aggregated indebtedness of $30,913 and its net capital as defined was $22,835, which exceeded requirements by $17,835.

Note 4. Furniture and Equipment

At December 31, 2007 furniture and equipment consisted of the following:

                                                    Useful Life
                                                   ----------------
                     Furniture and fixtures        3-5 Years        $ 1,478
                     Computer Equipment            2-3 Years         11,524
                                                                    --------
                                                                     13,002
                     Accumulated Depreciation                       (10,772)
                                                                    --------
                                                                    $ 2,230
                                                                    ========

Note 5. Commitments and Contingencies

In May, 2006 we executed a 65 month lease with Duke Realty Limited Partnership for office space at 3440 Preston Ridge Road, Alpharetta, Georgia 30005, effective June 1, 2006. The lease provided for five initial months of free rent which resulted in a deferred rent liability of $27,413 at December 31, 2007. This will be amortized over the remaining life of the lease. Rental expense under this lease will increase annually. Total minimum rental payments under the lease are as follows: $403,593 which will produce an average monthly rent expense of $6,209 for the 65 month term of the lease. Our net rent expense for the year ended December 31, 2007 was $62,791.

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                          Year ended December 31, 2006


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

Note 7.  Related Party Transactions

The Company provides support services to related parties under a shared services agreement. These services included accounting and tax services, compliance support, healthcare for employees of the companies, telephone service, and rent. Also, these companies assist JPC Capital Partners, Inc. in private placement transactions. During the year the Company paid $75,000 to JP Carey Asset

                           JPC Capital Partners, Inc.
                          Notes to Financial Statements
                          Year ended December 31, 2006

Note 7.  Related Party Transactions(Continued)

Management, LLC, a related party for consulting services provided. The Company also received payments of $44,700 from JP Carey Asset Management for assistance provided. In addition, the Company allocated expenses of $43,663 to JP Carey Asset Management, LLC for rent, healthcare expense, telephone expense, and administrative support. At December 31, 2007 the Company was owed $15,620 of this amount. The Company also paid $162 in miscellaneous expenses on behalf of JPC Holding Company, Inc., a related party.

During the year the Company made a cash advance of $3,500 to Scott C. Martin, a related party, and commissioned salesperson. Mr. Martin had previously received advances from the Company. No interest was charged for the advances. The advance was outstanding at December 31,2007.

During the year the Company paid $12,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company.

Note 8.  Subsequent Events (Unaudited)

On March 20, 2008 JPC Capital Partners, Inc. (JPCI) executed an agreement with Componus Inc., (Componus) a corporation organized under the laws of Nevada, whose principal place of business is 300 Center Avenue, Suite 202, Bay City, MI 48708, which requires JPCI to issue 89,000,000 (eighty nine million) shares of common stock in exchange for 100 % of the shares of Componus. Componus would then become a wholly owned subsidiary of JPCI.

The 89,000,000 shares will constitute 87.25 % of the stock then outstanding of JPCI and provides the pre-agreement shareowners of JPCI with approximately 12.75% ownership of the combined company. In addition, upon closing of this agreement the current officers of JPCI will resign their respective positions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8a(t) CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(f). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only managements report in this annual report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names, ages and positions of our executive officers and directors as of March 26, 2008.

Name                     Age        Title

John C. Canouse           43        Chief executive officer, chairman and
                                    president
Jimmie N. Carter          61        Executive vice president, chief financial
                                    officer secretary, and director
Janet L. Thompson         54        Executive vice president, chief compliance
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

Janet L. Thompson has served as our chief compliance officer since our inception, became our executive vice president in October 2001 and was elected director in April 2002. Ms. Thompson was formerly a senior compliance officer with Cambridge Investment Research, Inc., an independent broker/dealer in Iowa. Prior to such position, she served as an assistant vice president and compliance operations manager at INVEST Financial Corporation, a full service broker-dealer based in Tampa, Florida. Ms. Thompson has over 20 years of securities brokerage experience with concentrations in compliance and back office operations, and holds the FINRA Series 4, 7, 24, 53 and Series 63 licenses. Ms. Thompson received an associate degree from St. Leo College.

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



                           JPC Capital Partners, Inc.



--------------------------------------- ------------------------------- ------------------------- --------- ---------------------
                                             Annual compensation         Long Term Compensation   Payouts          Other
------------------------ -------------- ------------------------------- ----------------------------------- ----------------------
                                                                                       Securities
                                                         Other Annua     Restricted    Underlying  LTIP          All Other
  Name and Principal      Year Ended                    compensation     Stock         Options/   Payouts       Compensation
       Position           December 31   Salary   Bonus       ($)         Awards         SARs(#)     ($)              ($)
------------------------ -------------- -------- ------- -------------- -----------   ----------- --------- ----------------------
John C. Canouse              2007       $97,978                -            -                        -                -
Chier Executive Officer      2006       $75,000                -            -                        -                -
                             2005       $96,800                -            -                        -                -

Jimmie N. Carter
Executive Vice               2007       $96,000                -            -            (1)         -                -
President                    2006       $96,000    $500        -            -                        -                -
& Chief Financial            2005       $96,000    $500        -            -                        -                -
Officer

Jose A. Auffant
Executive Vice               2007         -0-                  -            -            (1)         -                -
President                    2006         -0-                  -            -                        -                -
& General Counsel            2005       $59,135                -            -                        -                -

Janet L. Thompson
Executive Vice President     2005       $70,000                -            -            (1)         -                -
& Chief Compliance           2006       $70,000   $500         -            -                        -                -
Officer                      2005       $70,000   $500         -            -                        -                -

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

Employment Agreements

None

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us regarding beneficial ownership of JPC Capital Partners, Inc.'s Common Stock as of December 31, 2007 by:

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


---------------------------------------- -------------------------------- -----------------------------------
Name (1)                                      Number of shares (2)                 Percent Held
---------------------------------------- -------------------------------- -----------------------------------
John C. Canouse (3)                                16,395,156                          61.6%

Joseph C. Canouse (4)                               2,274,106                           8.6%

J.P. Carey Asset Management, LLC (4)                4,052,900                          15.2%

Jimmie N. Carter                                       80,000                            (5)

Cache Capital (USA) L.P. (4)                        2,183,664                           8.2%

Janet L. Thompson                                       5,118                            (5)

Directors and officers as a
group  (3 persons)                                 16,480,274                          61.9%
---------------------------------------- -------------------------------- -----------------------------------


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

During the year the Company paid $75,000 to JP Carey Asset Management, LLC, a related party for consulting services provided. The Company also received payments of $44,700 from JP Carey Asset Management for assistance provided. The Company allocated expenses of $43,663 to JP Carey Asset Management, LLC for rent, healthcare expense, telephone expense, and administrative support. At December 31, 2007 the Company was owed $15,620 of this amount. The Company also paid $162 in miscellaneous expenses on behalf of JPC Holding Company, Inc., a related party.

During the year the Company made a cash advance of $3,500 to Scott C. Martin, a related party, and commissioned salesperson. Mr. Martin had previously received advances from the Company. No interest was charged for the advances. The advance was outstanding at December 31,2007.

During the year the Company paid $12,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

(a)      Exhibits

Exhibit #    Description
--------- ---------------
 3.1 Amended Articles of Incorporation [Incorporated by reference to the same titled exhibit in the Company's Registration Statement on Form SB-2 (Registration No. 333-74396).]

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

31.2      Certification of Chief Financial Officer


32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2007 the Company incurred audit fees of $22,000. These fees were for annual audit services and quarterly reviews. During the year ended December 31, 2006 these fees totaled $17,928. These fees included the cost of the annual audit and reviews of the quarterly and annual filings with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               JPC Capital Partners, Inc.
                               Registrant



                               /s/   John C. Canouse
                               -------------------------------------------------
                               John C. Canouse
                               Chief Executive Officer, President and
                               Chairman
                               Date:        March 31, 2008

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               /s/  Jimmie N. Carter
                               -------------------------------------------------
                               Jimmie N. Carter
                               Executive Vice President and Chief
                               Financial Officer
                               Date:         March 31, 2008


                               /s/  Janet L. Thompson
                               -------------------------------------------------
                               Janet L. Thompson
                               Executive Vice President, Chief
                               Compliance Officer and Director
                               Date:        March 31, 2008