Form 10-Q
period 2008-03-31
JPC Capital Partners, Inc.
filed 2008-05-15
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 Commission File Number 333-74396

JPC CAPITAL PARTNERS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	58-2451191
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3440 Preston Ridge Road, Suite 600
Alpharetta, Georgia 30005	(770) 521-1330
(Address of Principal Executive Offices)	(Issuer’s Telephone Number,
Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[[x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[x] No[ ]

The number of shares of Common Stock of the issuer outstanding as of May 13, 2008 was 26,591,546.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORWARD-LOOKING STATEMENTS

The following information provides cautionary statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements we make in this report or in other documents that reference this report. All statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, identified through the use of words or phrases such as we or our management believes, expects, anticipates, hopes, words or phrases such as will result, are expected to, will continue, is anticipated, estimated, projection and outlook, and words of similar import) are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties including, but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in the documents filed by us with the Securities and Exchange Commission (“SEC”). Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements we make in this report or in other documents that reference this report. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report or other documents that reference this report will, in fact, occur.

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

	TABLE OF CONTENTS
		Page No.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Balance Sheet of March 31, 2008 and December 31, 2007.	4
	Statements of Operations for the three month periods ended March 31,	5
	2008 and March 31, 2007
	Statements of Cash Flows for the three month periods ended March 31, 2008	6
	and March 31, 2007
	Notes to unaudited financial statements	7

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF
	OPERATIONS	9
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	11
Item 4T.	CONTROLS AND PROCEDURES	11

PART II	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	12
Item 1A.	RISK FACTORS
Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF	12
	PROCEEDS
Item 3.	DEFAULTS UPON SENIOR SECURITIES	12
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
Item 5.	OTHER INFORMATION	12
Item 6.	EXHIBITS	12

	SIGNATURES

PART I – FINANCIAL INFORMATION

JPC Capital Partners, Inc.
Balance Sheet

	March 31, 2008	December 31, 2007
Assets	(UNAUDITED)	(AUDITED)
Cash	$65,638	$53,748
Advances to employees	-	3,500
Amounts due from related parties	-	15,620
Marketable securities	5,000	13,500
Total current assets	70,638	86,368

Furniture and equipment, net	1,599	2,230
Office lease deposit	6,416	6,416
Total assets	$78,653	$95,014

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$345	$3,500
Payroll taxes due	362	-
Amount due related parties	6,180	-
Current portion of deferred rent	5,376	4,992
Total current liabilities	12,263	8,492

Deferred rent expense	21,045	22,421

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares
authorized, 26,591,546 issued and
outstanding	26,592	26,592
Additional paid-in capital	5,768,707	5,768,707
Unrealized Holding Loss on Securities	(256,250)	(247,750)
Accumulated deficit	(5,493,704)	(5,483,448)
Total shareholders' equity	45,345	64,101

Total liabilities and shareholders' equity	$78,653	$95,014

See accompanying notes to unaudited financial statements

JPC Capital Partners, Inc.
Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2008	2007
Revenues:
Fees from private placements	$65,094	$411,470
Related party income	1,499	-
Total Revenues	66,593	411,470

Expenses:
Compensation and benefits	48,863	208,780
Advertising expense	345	-
Depreciation	631	1,043
Communications	1,617	2,414
Insurance expense	150	35
Other expenses	730	377
Related party expenses and commissions	-	75,162
Rent expense	15,990	16,155
Professional service expense	2,930	15,557
Licenses & registrations	-	1,116
Travel & entertainment	2,592	3,127
Data processing expense	3,000	3,220
Total Expenses:	76,848	326,986

Net Loss	$(10,255)	$84,484

Other comprehensive loss:
Unrealized holding loss on securities, net of tax	(8,500)	(102,250)

Comprehensive loss	$(18,755)	$(17,766)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average number
of common shares outstanding
- basic and diluted	26,591,546	24,796,546

See accompanying notes to unaudited financial statements

JPC Capital Partners, Inc.
Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2008	2007

Operating activities:
Net income (loss)	$(10,255)	$84,484
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	631	1,043
Marketable securities received for services	-	(49,250)
Net changes in operating assets and liabilities
Marketable securities	-	30,750
Deferred rent	(992)	(619)
Advances to employees	3,500	(30,750)
Due to related parties	6,180
Accounts receivable from related parties	15,620	3,349
Decrease in accounts payable	(2,794)	(5,000)
Net cash provided by operating activities	11,890	34,007

Investing activities:
Purchase of computer equipment	-	(1,353)
Net cash used by investing activities	-	(1,353)

Decrease in cash and cash equivalents	11,890	32,654
Cash and cash equivalents at beginning of period	53,748	73,152
Cash and cash equivalents at end of period	$65,638	$105,806

Supplemental disclosure of cash flow information:

Interest paid during the periods	$-	$-
Taxes	$-	$-

See accompanying notes to unaudited financial statements

JPC CAPITAL PARTNERS, INC. Notes to the Unaudited Financial Statements March 31, 2008

1. BUSINESS AND BASIS OF PRESENTATION

JPC Capital Partners, Inc. (The “Company”) is registered with the Securities and Exchange Commission as a broker/dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. The Company was formed on April 26, 1999. The primary service the Company provides is the opportunity for public companies to raise capital through the sale of equity positions in the private market ( private placement). The Company also provides financial consulting services.

The Company was organized in 1999 to perform the private placement transactions via the Internet, with the Company essentially introducing the buyer (investor) to the seller (client). The Company would earn a flat fee of 4% of the funds raised by the seller. The Company would not clear, transfer or hold any securities. The transfer of any securities sold would be arranged between the buyer and the seller. The Company employed this strategy in 1999 and 2000, but had little success. In February 2001 the Company shifted to a more traditional strategy which involved more research, more personal contact with potential sellers and more referrals through other firms and individuals in the securities business. In December 2001, the Company applied to the Securities and Exchange Commission to have its Common Stock quoted on the Over-the-Counter Bulletin Board (“OTCBB”) market. In February 2003, fifteen months after application, approval was given and the Company subsequently was assigned the symbol “CFNC”. The stock began trading in May 2003 on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

In January 2004, the Company hired James P. Canouse, Scott C. Martin, and Jeffrey M. Canouse to support a more traditional marketing program for private placement transactions. They had previously worked for J.P. Carey Securities, Inc., a related party. In July 2004, the Company changed its name to JPC Capital Partners, Inc. to emphasize the service the Company could provide and eliminate any stigma associated with “.COM”. Subsequently the Company was assigned a new trading symbol “JPCI.OB”.

Beginning in 2005, the Company management has held discussions with a number of private companies who have indicated an interest in developing a strategic alliance, merger, reverse merger, or other form of corporate consolidation or combination with the Company.

On March 20, 2008 JPC Capital Partners, Inc. (JPCI) executed an agreement with Componus Inc., (Componus) a corporation organized under the laws of Nevada, whose principal place of business is 300 Center Avenue, Suite 202, Bay City, MI 48708, which requires JPCI to issue 89,000,000 (eighty nine million) shares of common stock in exchange for 100 % of the shares of Componus. Componus would then become a wholly owned subsidiary of JPCI. The 89,000,000 shares will constitute 87.25 % of the stock then outstanding of JPCI and provides the pre-agreement shareowners of JPCI with approximately 12.75% ownership of the combined company. In addition, upon closing of this agreement the current officers of JPCI will resign their respective positions and be replaced by the appointees of Componus.

The agreement shall be voted on in a shareholder meeting scheduled for May 22, 2008. Previously, a group of shareholders representing a majority of the outstanding shares have advised that they will approve the transaction. Immediately thereafter the transaction will be completed. The agreement, in its entirety, is included in our filing of March 20, 2008 on Form 8-K.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by accounting

(Business and Basis of presentation continued)

financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The interim unaudited financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's financial statements and notes for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB.

Property and Equipment

At March 31, 2008 property and equipment consisted of the following:

	Useful Life
Furniture	5 Years	$1,478
Computer equipment	3 Years	11,524
		13,002
Accumulated depreciation		(11,403)
		$1,599

Related Party Transactions

For the three month period ended March 31, 2008 the Company received $1,499 from JP Carey Asset Management LLC for management assistance. For the same period in 2007, the Company paid $75,162 for assistance on private placement transactions.

As previously reported, the Company operates under a shared services agreement with JP Carey Asset Management LLC. Under this agreement the Company allocates a portion of the cost of services provided to JP Carey Asset Management LLC. In conjunction with this agreement, for the three month period ended March 31, 2008, the Company allocated $17,201 for rent, payroll services, telephone, and other benefits. In 2007 the Company allocated $5,564 for the same services.

For the three month period ended March 31, 2008 and 2007 the Company paid $3,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. Mr. Connor is a first cousin to John C. Canouse.

Advances to Employees

During the three month period ended March 31, 2008, the Company forgave an advance of $3,500 to Scott C. Martin, a related party, and brother-in-law to John C. Canouse. He is a commissioned salesperson for the Company. The advance was non-interest bearing.

(Business and Basis of presentation continued) 2. COMMITMENTS AND CONTINGENCIES

In May, 2006 we executed a 65 month lease with Duke Realty Limited Partnership for office space at 3440 Preston Ridge Road, Alpharetta, Georgia 30005, effective June 1, 2006. The lease provided for five initial months of free rent which resulted in a deferred rent liability of $31,046 which is being amortized over the life of the lease. After the initial 5 month period the monthly rental was $6,416 for the remainder of the first year. Annually, thereafter the rent is scheduled to increase. Respectively, the monthly rental will be $6540, $6,668, $6,800, $6,936 for years two through five. The rental will be $7,075 for the last five months of the lease. Total minimum rental payments under the lease are $403,593 which will produce an average monthly rent expense of $6,209. The lease is for office space only and does not include telephone, computer, or other services.

Our rent expense under operating leases for the three month periods ended March 31, 2008 and 2007 respectively was $15,990 and $16,155, net of amounts allocated to related parties as noted above.

3. SHAREHOLDERS EQUITY

During the three month periods ended March 31, 2008 and 2007, the Company did not issue stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Results

For the three month period ended March 31, 2008 we recorded total revenue of $66,593 and total operating expenses of $76,848. This resulted in an operating loss of $10,255.For the same period in the prior year we recorded total revenue of $411,470 and total operating expenses of $326,986. This resulted in an operating profit of $84,484.

The 2008 revenue includes $1,499 of payments from related parties and $65,094 of fees earned from private placements. The 2007 revenue includes $411,470 in fees earned from private placements which includes $49,250 in restricted common stock received as compensation for services provided.

At March 31, 2007, the restricted securities received in 2007 had declined in value to by $22,250. In addition, restricted stock received in 2006, and recorded at a value of $95,000 had declined in value to $15,000 at March 31, 2007. These transactions produced an unrealized loss of $102,250 at March 31, 2007.

For the three month period ended March 31, 2008 we had a comprehensive loss of $18,755. For the same period in 2007 our comprehensive income was $17,766. Per share (loss) or income was ($0.00) in 2008 and $0.00 in 2007. Our weighted average shares outstanding respectively were 26,591,546 and 24,796,546, respectively.

For the three month period ended March 31, 2008, total expense decreased by $250,138 verses the same period in 2007.

Respectively, for the three month periods ended March 31, 2008 and 2007:

Our compensation and benefit expense decreased by a net of $159,917. Commission expense dereased by $102,500, officer’s compensation decreased by $39,000,and the cost of payroll tax expense decreased by $11,793. We also increased the expense allocated to related parties for payroll by $8,475. These increases were offset by an increase in benefit expense of $1,851 due to rate increases by our healthcare providers.

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS CONTINUED)

Payments to related parties decreased by $75,162 as we received less assistance on our private placement transactions than in previous years.

Professional service expense decreased by $12,627. This was a result of a decrease in legal expense of $8,407 and in accounting expense of $4,000. We also had a reduction of $220 in other professional services.

Our rent expense declined by $164.

Our data processing expense declined by $220 due to lower software expense.

Net insurance expense increased by $115 in 2008. Insurance payments for the periods remained the same but we received no refunds in 2008. In 2007 we also received a refund of $115 for workmen’s compensation insurance which reduced our net cost.

Our costs for license and registrations decreased by $1,116. In 2007 we had $750 in CRD charges due to changes at our firm. This did not recur in 2008. We also paid $366 in state and local taxes in 2007 which have not yet been assessed for 2008.

Communications expense, which includes telephone, postage, and delivery, decreased by a net of $797 due primarily to lower costs ( $993) from our telephone vendor. We also increased our allocation to related parties by $141, which reduced our net cost. We offset these reductions in expense by using a greater amount of express mail which increased by $337.

Travel & entertainment expense decreased by $535 due to less travel in conjunction with our private placement business.

Advertising expense increased by a net of $345 due to the cost of press releases made in conjunctin with our pending business merger.

Our depreciation expense declined from $1,043 to $631 due to the aging of our depreciable assets.

Other expenses include state and local taxes paid, bank charges, office supplies, miscellaneous items, and other expenses which are not classified elsewhere. In this category, state taxes increased by $114, office supplies increased by $141, and other expenses increased by $98.

Liquidity

For the three month period ending March 31, 2008, we generated net cash of $11,890 in operations. For the three months period ending March 31, 2007, we generated net cash of $34,007 in operations and used $1,353 for the purchase of computer equipment. These transactions resulted in a net increase in our cash of $32,654 for the period.

At March 31, 2008, we had cash of $65,638. Without additional revenue from private placement transactions, consulting services, or stock sales, we will only be able to continue operations on a month-to-month basis.

At March 31, 2008, we had cash of $65,638.

As previously discussed, we have signed an agreement to merge with Componus Inc., a corporation organized under the laws of Nevada, whose principal place of business is 300 Center Avenue, Suite 202, Bay City, MI 48708. Due to the current financial resources of Componus and the outlook for their ongoing automotive, trucking, railway, and petroleum industry businesses, future liquidity should be available to the Company.

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS CONTINUED)

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

We do not require collateral from our customers. Revenues are not concentrated in any particular region of the country or with any individual or group

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS None. ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2008 the Company did not sell any stock nor repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 20, 2008 JPC Capital Partners, Inc. (JPCI) executed an agreement with Componus Inc., (Componus) a corporation organized under the laws of Nevada, whose principal place of business is 300 Center Avenue, Suite 202, Bay City, MI 48708, which requires JPCI to issue 89,000,000 (eighty nine million) shares of common stock in exchange for 100 % of the shares of Componus. Componus would then become a wholly owned subsidiary of JPCI. The 89,000,000 shares will constitute 87.25 % of the stock then outstanding of JPCI and provides the pre-agreement shareowners of JPCI with approximately 12.75% ownership of the combined company. A meeting of the shareholders is scheduled for May 22, 2008 to approve the transaction.

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
Date: May 15, 2008

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jimmie N. Carter
Jimmie N. Carter
Executive Vice President and Chief
Financial Officer
Date: May 15, 2008

/s/ Janet L. Thompson
Janet L. Thompson
Executive Vice President, Chief
Compliance Officer and Director
Date: May 15, 2008