Form 10-Q
period 2008-06-30
JPC Capital Partners, Inc.
filed 2008-08-14
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 Commission File Number 333-74396

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐

The number of shares of Common Stock of the issuer outstanding as of July 29, 2008 was 26,591,546.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

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

	TABLE OF CONTENTS
		Page No.

PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (Unaudited)
	Balance Sheet of June 30, 2008 and December 31, 2007 (Audited)	4
	Statements of Operations for the three month periods ended June 30,	5
	2008 and June 30, 2007
	Statements of Operations for the six month periods ended June 30,	6
	2008 and June 30, 2007
	Statements of Cash Flows for the six month periods ended June 30,	7
	2008 and June 30, 2007
	Notes to unaudited financial statements	8
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
Item 4T.	CONTROLS AND PROCEDURES	13

PART II	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	13
Item 1A.	RISK FACTORS	13
Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	13
Item 3.	DEFAULTS UPON SENIOR SECURITIES	13
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
Item 5.	OTHER INFORMATION	14
Item 6.	EXHIBITS	14

	SIGNATURES

PART I – FINANCIAL INFORMATION

JPC Capital Partners, Inc. Balance Sheet

	June 30, 2008	December 31, 2007
Assets	(UNAUDITED)	(AUDITED)
Cash	$53,145	$53,748
Advances to employees	-	3,500
Amounts due from related parties	-	15,620
Marketable securities	4,625	13,500
Total current assets	57,770	86,368

Furniture and equipment, net	968	2,230
Office lease deposit	6,416	6,416
Total assets	$65,154	$95,014

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$-	$3,500
Current portion of deferred rent	5,891	4,992
Total current liabilities	5,891	8,492

Deferred rent	19,538	22,421

Shareholders' equity:
Common stock, $.001 par value; 95,000,000 shares
authorized, 26,591,546 issued and outstanding	26,592	26,592
Additional paid-in capital	5,768,707	5,768,707
Unrealized Holding Loss on Securities	(256,625)	(247,750)
Accumulated deficit	(5,498,949)	(5,483,448)
Total shareholders' equity	39,725	64,101

Total liabilities and shareholders' equity	$65,154	$95,014

See accompanying notes to unaudited financial statements

JPC Capital Partners, Inc.
Statement of Operations
(Unaudited)

	For the three months ended
	June 30, 2008	June 30, 2007
Revenues:
Fees from private placements	$116,305	$252,340
Income from related parties	61,038	-
Other income	-	948
Total revenues	177,343	253,288

Expenses:
Compensation and benefits	124,753	131,093
Professional service expense	29,728	5,677
Communications	2,816	2,259
Licenses and registrations	60	70
Travel and entertainment	4,020	994
Rent expense	16,688	16,111
Other expenses	583	529
Depreciation	631	1,043
Insurance expense (net of refunds)	655	704
Advertising expense	(345)	3,995
Data processing expense	3,000	3,000
Total expenses	182,589	165,475

Net Income (Loss)	$(5,246)	$87,813

Other comprehensive loss:
Unrealized holding loss, net of tax	(375)	(86,500)

Comprehensive income (loss)	$(5,621)	$1,313

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number
of common shares outstanding
- basic and diluted	26,591,546	24,796,546

See accompanying notes to unaudited financial statements

JPC Capital Partners, Inc.
Statement of Operations
(Unaudited)

	For the six months ended
	June 30, 2008	June 30, 2007
Revenues:
Fees from private placements	181,399	663,810
Income from related parties	62,537	-
Other income	-	948
Total Revenues	243,936	664,758

Expenses:
Compensation and benefits	173,616	339,873
Professional service expense	32,658	21,234
Communications	4,433	4,674
Licenses and registrations	60	1,186
Travel and entertainment	6,612	4,120
Rent expense	32,678	32,266
Related party expense	30	75,162
Other expenses	1,283	906
Depreciation	1,262	2,086
Insurance expense (net of refunds)	805	739
Advertising expense	-	3,995
Data processing expense	6,000	6,220
Total Expenses	259,437	492,461

Net Income (Loss)	(15,501)	172,297

Other comprehensive loss:
Unrealized holding loss, net of tax	(8,875)	(117,250)

Comprehensive income (loss)	(24,376)	55,047

Net income (loss) per share - basic and diluted	$(0.00)	$0.00

Weighted average number
of common shares outstanding
- basic and diluted	26,591,546	24,796,546

See accompanying notes to unaudited financial statements

JPC Capital Partners, Inc.
Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30, 2008	June 30, 2007

Operating activities:
Net income (loss)	$(15,501)	$172,297
Adjustments to reconcile income or loss to net cash used
in operating activities:
Unrealized gain (loss) on securities	-	(117,250)
Depreciation	1,262	2,086
Net changes in operating assets and liabilities:
Marketable securities	-	(49,000)
Advances on commissions	3,500	(3,500)
Deferred rent	(1,984)	(1,362)
Accounts payable	(3,500)	(3,538)
Related party transactions	15,620	(2,361)

Net cash used in operating activities	(603)	(2,628)

Increase (decrease) in cash and cash equivalents	(603)	(3,981)
Cash and cash equivalents at beginning of period	53,748	73,152
Cash and cash equivalents at end of period	$53,145	$69,171

See accompanying notes to unaudited financial statements

JPC CAPITAL PARTNERS, INC. Notes to the Unaudited Financial Statements June 30, 2008

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

(Business and Basis of Presentation Continued)

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

Property and Equipment

At June 30, 2008 property and equipment consisted of the following:

	Useful Life
Furniture	5 Years	$1,478
Computer equipment	3 Years	11,524
		13,002
Accumulated depreciation		(12,034)
		$968

Related Party Transactions

For the six month period ended June 30, 2008 the Company received $62,537 from JP Carey Asset Management LLC for management assistance. For the same period in 2007, the Company paid $75,162 for assistance on private placement transactions.

As previously reported, the Company operates under a shared services agreement with JP Carey Asset Management LLC. Under this agreement the Company allocates a portion of the cost of services provided to JP Carey Asset Management LLC. In conjunction with this agreement, for the six month period ended June 30, 2008, the Company allocated $35,514 for rent, payroll services, telephone, and other benefits. In 2007 the Company allocated $11,273 for the same services.

For the six month period ended June 30, 2008 and 2007 the Company paid $6,000 to Frank Connor, a related party, for website support, maintenance, and the use of a computer system for the operations of the Company. Mr. Connor is a first cousin to John C. Canouse.

Advances to Employees

During the six month period ended June 30, 2008, the Company forgave an advance of $3,500 to Scott C. Martin, a related party, and brother-in-law to John C. Canouse. He is a commissioned salesperson for the Company. The advance was non-interest bearing.

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

(Business and Basis of Presentation Continued)

Our rent expense under operating leases for the six month periods ended June 30, 2008 and 2007 respectively was $32,678 and $32,266 net of amounts allocated to related parties as noted above.

3. SHAREHOLDERS EQUITY

During the six month periods ended June 30, 2008 and 2007, the Company did not issue stock.

4. SUBSEQUENT EVENTS

On June 20, 2008 JPC Capital Partners, Inc. (JPCI) executed an agreement with Componus Inc., (Componus) a corporation organized under the laws of Nevada, whose principal place of business is 300 Center Avenue, Suite 202, Bay City, MI 48708, which requires JPCI to issue 89,000,000 (eighty nine million) shares of common stock in exchange for 100 % of the shares of Componus. Componus would then become a wholly owned subsidiary of JPCI. The 89,000,000 shares will constitute 87.25 % of the stock then outstanding of JPCI and provides the pre-agreement shareowners of JPCI with approximately 12.75% ownership of the combined company. A meeting of the shareholders was held July 30, 2008 and the agreement was ratified. Thereafter, John Canouse, Janet Thomposn, and J.N. Carter resigned as officers of the company. In addition, a Broker Dealer Withdrawal was filed with FINRA terminating the Company’s license to operate as a broker dealer.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Financial Results

For the six month period ended June 30, 2008 we recorded total revenue of $243,936 and total operating expenses of $259,437. This resulted in an operating loss of $15,501.For the same period in the prior year we recorded total revenue of $664,758 and total operating expenses of $492,461. This resulted in an operating profit of $172,297.

The 2008 revenue includes $62,537 of payments from related parties and $181,399 of fees earned from private placements. For the six month period ending June 30, 2008 we recorded an additional unrealized loss on marketable securities previously received as compensation of $8,875. This produced a comprehensive loss for the period of $24,376.

The 2007 revenue includes $663,810 in fees earned from private placements which includes $166,250 in restricted common stock received as compensation for services provided. At June 30, 2007, the restricted securities received in 2007 had declined in value to by $96,750. In addition, restricted stock received in 2006, which had a value of $23,500 at December 31, 2006, had declined in value to $3,000 at June 30, 2007. These changes in market value of the securities produced an unrealized loss of $117,250 at June 30, 2007. This reduced our operating profit of $172,297 to a comprehensive profit of $55,047.

For the six month period ended June 30, 2008 we had a comprehensive loss per share of ($0.00) . For the same period in 2007 we had comprehensive income per share of $0.00. Our weighted average shares outstanding respectively were 26,591,546 and 24,796,546.

For the six month period ended June 30, 2008, total expense decreased by $233,024 verses the same period in 2007.

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS CONTINUED)

Respectively, for the six month periods ended June 30, 2008 and 2007:

Our compensation and benefit expense decreased by a net of $166,257. Commission expense dereased by $99,580, officer’s compensation decreased by $41,360,and the cost of payroll tax expense decreased by $11,018. We also increased the expense allocated to related parties for payroll by $21,508. These increases were offset by an increase in benefit expense of $7,209 due to rate increases by our healthcare providers.

Payments to related parties decreased by $75,132 as we received less assistance on our private placement transactions than in previous years.

Professional service expense increased by $11,424. This was a result of an increase in referrals fee expense of $10,000, in accounting expense of $9,438, and other professional services of $393. These increases were offset in part by a decrease in legal expense of $8,407.

Our net rent expense declined by $412. Operating expenses for the building in which we rent increased significantly between 2007 and 2008. This resulted in a rental increase of $2,931 for the six month period ended June 30, 2008. This increase was offset, in part, by an increase in our allocation of rent expense to related parties by $2,519 for the same period.

Our data processing expense declined by $220 due to lower software expense.

Our liability and property insurance expense decreased by $49 in 2008 compared to 2007. However, our 2007 net insurance expense included a refund of $115. No refund has been received in 2008. As a result our net insurance expense has increased by $66 in 2008 verses the same period in 2007.

Advertising expense decreased by $3,995 because we no longer require the services of Standard & Poors and did not renew our contact with them.

Our costs for license and registrations decreased by $ 760. In 2007 we had $790 in from the NASD due to changes in the registration of various employees at our firm. This expense was a one time charge and did not recur in 2008. In 2008, we also had an increase of $30 in state registration expense.

Communications expense, which includes telephone, postage, and delivery, decreased by a net of $241 due primarily to lower costs ( $1,052) from our telephone vendor. We also increased our allocation to related parties by $215, which reduced our net cost. We offset these reductions in expense by using a greater amount of express mail which increased by $1,026.

Travel & entertainment expense increased by $2,492 due to more travel in conjunction with our private placement business and merger discussions with potential merger partners.

Our depreciation expense declined from $2.086 to $1,262 due to the aging of our depreciable assets.

Other expenses include state and local taxes paid, bank and brokerage charges, office supplies, miscellaneous items, and other expenses which are not classified elsewhere. In this category, state and local taxes decreased by $252, bank and brokerage charges increased by $208, and office supplies increased by $217. We also allocated $162 of expense in this category to related parties. Accordingly, our net other expenses increased by $11.

(MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS CONTINUED)

Liquidity

For the six month period ending June 30, 2008, we used net cash of $603 in operations. For the same period in 2007 we had used $2,628 in operations and $1,353.for the purchase of computer equipment.

At June 30, 2008, we had cash of $53,145.

As previously described, we anticipate completing a merger with Componus Inc. on July 31, 2008 and believe the cash on hand will be sufficient to operate our company until that time.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's internal control report over financial reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except raw material and work in process physical inventories are being performed at the end of each quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2008 the Company did not sell any stock nor repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See ITEM 5 below.

ITEM 5. OTHER INFORMATION

On June 20, 2008 JPC Capital Partners, Inc. (JPCI) executed an agreement with Componus Inc., (Componus) a corporation organized under the laws of Nevada, whose principal place of business is 300 Center Avenue, Suite 202, Bay City, MI 48708, which requires JPCI to issue 89,000,000 (eighty nine million) shares of common stock in exchange for 100 % of the shares of Componus. Componus would then become a wholly owned subsidiary of JPCI. The 89,000,000 shares will constitute 87.25 % of the stock then outstanding of JPCI and provides the pre-agreement shareowners of JPCI with approximately 12.75% ownership of the combined company. A meeting of the shareholders was held July 30, 2008 and the agreement was ratified. Thereafter, John Canouse, Janet Thompson, and J.N. Carter resigned as officers of the company. In addition, a Broker Dealer Withdrawal was filed with FINRA terminating the Company’s license to operate as a broker dealer.

ITEM 6. EXHIBITS.

(a)	Exhibits
Exhibit #		Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002
32.2	Certiciation of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPC CAPITAL PARTNERS, INC. Registrant

/s/ John C. Canouse John C. Canouse Chief Executive Officer, President and Chairman Date: August 15, 2008

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jimmie N. Carter
Jimmie N. Carter
Executive Vice President and Chief
Financial Officer
Date: August 15, 2008

/s/ Janet L. Thompson
Janet L. Thompson
Executive Vice President, Chief
Compliance Officer and Director
Date: August 15, 2008