Form 10KSB/A
period 2007-12-31
JPC Capital Partners, Inc.
filed 2008-09-02
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the transition period from___________________to _________________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s total revenue for the fiscal year ended December 31, 2007 was $1,049,576

The aggregate market value of the voting stock outstanding, based upon the average bid and ask prices on March 20, 2008 was $1,063,662. The number of shares of Common Stock of the issuer outstanding as of March 20, 2008 was 26,591,546.

DOCUMENTS INCORPORATED BY REFERENCE: None

Amendment No. 1 to the Annual Report of Form 10-KSB For the Year Ended December 31, 2007

EXPLANATORY NOTE

JPC Capital Partners, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on March 31, 2008 (the “Original Filing”), to amend Part II Item 8A(T) of the Original Filing to clarify the evaluations of the Company’s disclosure controls and procedures and internal controls over financial reporting previously made by the Company with respect to the fiscal year ended December 31, 2007 and the Section 302 Certificates. Accordingly, Part II 8A(T) is amended to read as follows:

Item 8A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(f).

As of December 31, 2007, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As promulgated in law and practice, internal control over financial reporting is a process developed, supervised, and managed by our Chief Executive Officer, our Chief Compliance Officer, and our Chief Financial Officer to provide reasonable assurance the financial statements prepared for external purposes are developed in accordance with generally accepted accounting principles, are reliable, and include policies and procedures that assure;

1) records are maintained in sufficient detail to reflect transactions and the disposition of Company assets accurately and fairly, 2) management has authorized all receipts and expenditures, 3) all transactions are recorded permitting accurate preparation of financial statements in accordance with generally accepted accounting principles and, 4) the prevention or early detection of unauthorized use, sales, or purchase of Company assets that would have a material effect on the financial statements.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and may not prevent or detect inaccuracies and misstatements in the financial statements. In addition, current controls and procedures may not be effective in the future due to changing circumstances, practices, or personnel.

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting as of December 31, 2007 as defined by Rule 13a-15(f) and based upon the framework provided by the Treadway Commission’s Committee of Sponsoring Organizations.

Based on this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, conclude that the Company’s internal control over Financial Reporting was effective as of December 31, 2007 and for the year then ended.

Management’s internal control report nor our evaluation of the Company’s internal control over Financial Reporting was not subject to an attestation report of our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only managements report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over Financial Reporting that occurred in the fourth fiscal quarter that has materially affected, or is likely to affect, the Company’s internal control over Financial Reporting.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

(a) Exhibits

Exhibit #           Description

31.1                  Certification of Chief Executive Officer

31.2                  Certification of Chief Financial Officer

32.1                  Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

32.2                  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to effect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, none of which have been amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

JPC Capital Partners, Inc. Registrant /s/ John C. Canouse
John C. Canouse
Chief Executive Officer, President and Chairman
Date:	August 29, 2008 as of March 28, 2008

Pursuant to the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jimmie N. Carter
Jimmie N. Carter
Executive Vice President and Chief Financial Officer
Date:	August 29, 2008 as of March 28, 2008

/s/ Janet L. Thompson
Janet L. Thompson
Executive Vice President, Chief Compliance Officer and Director
Date:	August 29, 2008 as of March 28, 2008