Form 10KSB/A
period 2007-12-31
DIAS Holding, Inc.
filed 2008-10-14
CIK 1162867

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission File Number 333-74396
DIAS HOLDING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2451191 (I.R.S. Employer Identification No.)
16630 Southfield Road,
Allen Park, MI 48101
(Address, including zip code, of principal executive offices)
313-928-1254
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.001 per share
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $1,049,576 for the fiscal year ended December 31, 2007.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold as of December 31, 2007.
As of March 20, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates is:
$1,063,662. The number of shares of Common Stock of the issuer outstanding as of March 20, 2008 was 26,591,546.
DOCUMENTS INCORPORATED BY REFERENCE
     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

EXPLANATORY NOTE
ITEM 8A (T). CONTROLS AND PROCEDURES
PART IV
ITEM 13. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     This Amendment No. 2 to the Annual Report on Form 10-K/A of DIAS HOLDING, INC. (the “Company”) amends the Company’s Form 10-K for the fiscal year ended December 31, 2007 (the “Initial Form 10-K”), which was filed on March 31, 2008, as amended on Form 10-K/A (the “Amended Form 10-K” and together with the Initial Form 10-K, the “Form 10-K”). This Amendment No. 2 on Form 10-K/A is being filed to amend Part II Item 8A(T) of the Form 10-K to clarify the evaluations of the Company’s disclosure controls and procedures and internal controls over financial reporting previously made by the Company with respect to the fiscal year ended December 31, 2007 and the Section 302 Certificates.
     Except as described above, no other changes have been made to the Form 10-K, and this Amendment No. 2 on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Form 10-K. While this Amendment No. 2 on Form 10-K/A reflects the specific revisions set forth herein, it does not reflect any other events occurring after the filing of the Form 10-K, or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of this Amendment No. 2 on Form 10-K/A.
ITEM 8A (T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).
As of December 31, 2007, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by the Annual Report since we failed to properly report on our Internal Control over Financial Reporting which rendered our Annual Report materially deficient, not timely, and not fully effective. We regret this omission and have taken steps to assure that it will not recur.
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

Based on this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s internal control over Financial Reporting was not effective as of December 31, 2007 and for the year then ended Report since we failed to properly report on our Internal Control over Financial Reporting which rendered our Annual Report materially deficient, not timely, and not fully effective. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.
In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-KSB were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2007 are fairly stated, in all material respects, in accordance with US GAAP.
On September 8, 2008, we acquired Componus, Inc. in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, John C. Canouse, Jimmie N. Carter and Janet L. Thompson tendered their resignations from the board and from all offices held in the Company, effective immediately. In connection with the reverse acquisition of Componus on September 8, 2008 and the vote of the shareholders of the Company on July 30, 2008, Hung-Lang Huang and Wang Bing-Chin Huang were elected officers and directors of the Company effective immediately. (for a detailed discussion, please see the Company’s Form 8-K filed with the Securities and Exchange Commission on September 8, 2008).
Current management will identify any further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2008. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.
PART IV
ITEM 13. EXHIBITS
The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit #	Description
3.1	Amended Articles of Incorporation [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

3.2	By-Laws [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.1	Clearing Agreement [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.2	Stock Option Plan [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.3	Lease for Office [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

Exhibit #	Description
10.4	Consulting Agreement — eSAFETYWORLD, Inc. [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.5	First Amendment to Consulting Agreement with eSAFETYWORLD, Inc. [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.6	Form of Series A Preferred Stock Purchase Agreement [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.7	Form of Series B Preferred Stock Purchase Agreement [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.8	Series C Preferred Stock Subscription Agreement [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.9	Warrant Agreement with Harbour Nominees Ltd. [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

10.10	Warrant Agreement with I-Bankers Securities, Inc. [Incorporated by reference to the same titled exhibit in the Company’s 2002 Annual Report on Form 10-KSB (Registration No. 333-74396).]

10.11	First Amendment to Clearing Agreement with Fiserv Securities, Inc. [Incorporated by reference to the same titled exhibit in the Company’s 2003 Annual Report on Form 10-KSB (Registration No. 333-74396).]

10.12	Lease renewal for Office [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form 8-K (Registration No. 333-74396).]

10.13	Lease for Office [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form 8-K (Registration No. 333-74396).]

14.1	Code of Business Conduct and Ethics [Incorporated by reference to the same titled exhibit in the Company’s 2004 Annual Report on Form 10-KSB (Registration No. 333-74396).]

16.1	E&Y Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

16.2	Grassi Letter on Change in Certifying Accountant [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form SB-2 (Registration No. 333-74396).]

99.1	Order to grant Plaintiffs’ Motion to drop party as defendant [Incorporated by reference to the same titled exhibit in the Company’s Registration Statement on Form 8-K (Registration No. 333-74396).]

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

Exhibit #	Description
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002 *

*	filed herewith
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAS HOLDING, INC.

(Registrant)

Dated: October 1, 2008	By	/s/ Hung-Lang Huang

Hung-Lang Huang
Chairman, Chief Executive Officer,
and President

Dated: October 1, 2008	By	/s/ Wang Bing-Chin Huang

Wang Bing-Chin Huang
Chief Financial Officer and Director