Form 10-Q
period 2008-09-30
DIAS Holding, Inc.
filed 2008-11-20
CIK 1162867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                     to
Commission File Number 333-74396
DIAS HOLDING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	58-2451191
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
16630 Southfield Road,
Allen Park, MI 48101
(Address, including zip code, of principal executive offices)
313-928-1254
(Issuer’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 15, 2008, the issuer had one class of common stock, with a par value of $0.001, of which 102,000,000 shares were issued and outstanding.

DIAS HOLDING, INC.

		Page
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet
DIAS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(IN US$)

	September 30, 2008
	Unaudited	December 31, 2007

Assets
Current assets:
Cash and bank deposits	433,558	$727,415
Accounts receivable, net of factoring and allowance for doubtful accounts of $270,204	2,460,755	1,712,957
Notes receivables, net of allowance for doubtful accounts of $1,394	62,070.	68,420
Inventory	3,273,499	2,692,196
Prepaid expenses and other current assets	969,700	954,989

Total current assets	7,199,582	6,155,977

Fixed assets:
Land	1,339,906	1,321,673
Plant and equipment, net	2,677,232	2,512,748

Total fixed assets, net	4,017,138	3,573,421

Other assets	274,845	456,471

Total assets	$11,491,565	$10,185,869

Liabilities and stockholders’ equity
Current liabilities:
Short-term loans and current portion of long-term debt	$3,295,967	$3,153,369
Accounts payables	3,880,373	2,658,645
Accrued expenses	874,688	809,708
Advances on collection	166,559	180,790
Financing proceeds from stockholders	101,639	38,602
Other current liabilities	36,178	19,264

Total current liabilities	8,355,404	6,860,378
Long-term debt and other liabilities	1,621,533	1,481,184

Total liabilities	9,976,937	8,341,562

Commitments and Contingencies

Stockholders’ equity:
Common Stock of 0.001 par value per share – authorized, 500,000,000; Outstanding, 89,000,000 at September 30, 2008 and December 31, 2007	102,000	89,000
Additional paid-in capital	2,409,015	2,409,015
Foreign currency translation adjustment	93,922	4,810
Accumulated deficit	(1,090,309)	(658,518)

Total stockholders’ equity	1,514,628	1,844,307

Total liabilities and stockholders’ equity	$11,491,565	$10,185,869

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Consolidated Statements of Operations
DIAS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(IN US$)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net Sales	4,092,085	4,105,729	12,237,051	11,616,668
Cost of goods sold	3,201,750	3,149,167	8,983,487	8,342,204
Gross profit	890,335	956,562	3,253,564	3,274,464
Operating expenses
General and administrative	540,814	529,541	1,736,326	1,628,788
Selling	507,294	330,186	1,126,984	1,011,505
Research and development	28,981	6,531	47,963	17,098
Depreciation and amortization	106,643	26,554	215,929	80,325
Advertising	79,718	18,226	85,608	31,514
Bad debts	(31,300)	76,272	83,981	69,468

Total operating expenses	1,232,150	987,311	3,296,791	2,838,699

Operating (loss) income	(341,815)	(30,749)	(43,227)	435,765

Non-Operating income (expense)
Rental income	12,051	9,155	24,587	31,497
Foreign currency gain (loss), net	299,868	(3,267)	(6,850)	41,359
Interest expenses	(111,391)	(99,928)	(286,490)	(461,837)
Impairment loss	246	(692)	(9,659)	(23,914)
Others	105,215	60,676	23,925	31,404

Total non-operating income (expense), net	305,988	(34,057)	254,486	(381,492)

(Loss) income before income taxes	(35,826)	(64,806)	(297,714)	154,273
Income tax benefit (expense)	73,607	0	12,442	—

Income (loss) after income taxes	37,780	(64,806)	(285,271)	154,273

Earnings (loss) per share:
Basic and diluted per share	0.0004	(0.0007)	(0.0028)	0.0017

Weighted average shares outstanding:
Basic and diluted per share	102,000,000	89,000,000	102,000,000	89,000,000
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Consolidated Statement of Cash Flows
DIAS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(IN US$)

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007

OPERATING ACTIVITIES
Net loss	(285,271)	(154,273)
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and Amortization	124,342	299,910
Impairment loss	9,659	24,587
Stock issued for service	13,000	26,500

Loss on disposal of fixed assets	—	23,772
Decrease(increase) in :
Notes and accounts receivable	(741,448)	3,375,011
Inventories	(581,303)	(503,286)
Prepaid expenses	478,723	(273,786)

Other current assets	(493,434)	—
Other assets	181,626
Notes and accounts payable	1,183,908	(1,266,994)
Accrued expenses	341,381	68,973
Advances on collection	(14,231)	159,527
Other current liabilities	16,914	(27,862)

Net cash provided by operating activities	233,866	2,034,125

CASH FLOWS FROM INVESTING ACTIVITIES:

Sales of investment	—	46,035
Additions to plant and equipment	—	(175,341)
Sales proceed from disposal of fixed asset	—	19,398
Proceeds from sales of property	(18,233)	—
Additions to property	(602,751)	—

Net cash used in investing activities	(620,984)	(109,908)

FINANCING ACTIVITIES:
Increase (decrease) in short-term debts	(95,983)	(1,986,234)
Increase (decrease) in long-term loans	126,206	(154,737)
Increase (decrease) in financing proceeds from stockholders	63,037	(245,894)
Effect of exchange rate changes on cash	—	4,975

Net cash provided by (used in) financing activities	93,260	(2,381,890)

NET DECREASE IN CASH	(293,858)	457,673
CASH, BEGINNING OF YEAR	727,415	1,287,354

CASH, END OF YEAR	433,557	829,681

DIAS Holding, Inc. and SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Three Months and Nine Months Ended 30 September 2008 & 2007
DIAS HOLDING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Basis of Presentation
Nature of Business
DIAS Holding Inc. (“the Corporation”) was incorporated in Canada on January 21, 2005 under the Canada Business Corporations Act under the name Tritac Finvest Corporation.
On December 20, 2005 Componus, Inc. affected a name change from Tritac Finvest Corporation and a change in its jurisdiction of incorporation to the State of Nevada, USA and remains a publicly traded company. Componus, Inc. then merged with Asia Forging Supply Co., Ltd to form Componus, Inc. on Sept., 20, 2006.
Asia Forging Supply Co., Ltd. (“the Subsidiary”), was incorporated in December 1997, in the Republic of China (ROC), engages mainly international business in forging parts for automobiles. All manufacturing and administration offices are located in Shindian City, Taipei, Taiwan. There are 3 inventory warehouse locations in the Midwest United States.
Componus Inc. has an administrative office in Bay City, Michigan and headquarters in Taipei, Taiwan.
On Sept., 20, 2008, JPC Capital Partners, Inc. (“JPC”), a company incorporated in Delaware, US, executed a Stock Purchase Agreement and Share Exchange (the “Agreement”) with the Corporation. The Agreement provides for the acquisition of the Corporation whereby the Corporation shall become a wholly owned subsidiary of JPC. In connection with acquisition of the Corporation, JPC shall issue 89,000,000 total shares of common stock, which will represent and equate to 87.25% of the total issued and outstanding common stock of JPC after the transaction is closed. These shares will be issued in exchange for all of the issued and outstanding shares of the Corporation. The Corporation also shall pay to JPC up to $25,000 for reimbursement of its legal fees incurred as a result of the transactions contemplated by the Agreement. The agreement was executed in 2008.
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.
Note 2 — Summary of Significant Accounting Policies
Basis of Consolidation - The consolidated financial statements included the account of DIAS Holding, Inc. (“DHI”) and all entities including Asia Forging Supply Co., Ltd (“AFS”) and Detroit International Auto Salon Inc, (“DIAS”) a Michigan base company. ( (collectively known as “the Group” or the “Company”) in which DIAS Holding Inc. has a controlling voting interest (“subsidiaries”) and any variable interest entities (“VIE”) where DIAS Holding Inc. is determined to be the primary beneficiary. DIAS Holding Inc. is deemed to be the primary beneficiary if the Corporation bears a majority of the risk to the entity’s potential losses or stand to gain from a majority of the entity’s expected returns. There are no VIE’s as of September 30, 2008 or December 31, 2007. All significant inter company accounts and transactions between consolidated companies have been eliminated in consolidation.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, cash on deposits and all short-term highly liquid investments purchased with remaining maturities of three months or less.

DIAS HOLDING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments - The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.
Inventory - Inventory is stated at the lower of cost (first-in, first-out method) and at September 30, 2008 and December 31, 2007, had a value of $3,273,499 and $2,692,196, respectively.

	September 30, 2008	December 31, 2007

Raw material	$311,009	—
Finished goods in Taiwan	$2,023,160	$1,397,696
Stock in the Midwest United States	$939,330	$1,294,500

	$3,273,499	$2,692,196

Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets (generally 40 years for buildings and 5 years for machinery, transportation equipment, computer and office equipments).
Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective amounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.
Revenue Recognition - Revenues are recognized in connection with sales of products when all of the conditions are met: (1) there exists evidence of an arrangement with the customer, typically consisting of a purchase order or contract; (2) products have been delivered and title and risk of loss has passed to the customer, which occurs when a product is shipped under customary terms, generally FOB shipping point; (3) the amount of revenue is fixed or determinable; and (4) it is probable that the amount sold will be collected.
Total allowances for doubtful accounts for the accounts receivable and notes receivable of $271,598 as of September 30, 2008 were provided to reserve for credit losses as a result of customers’ inability to pay. The amount reserved for accounts receivable and notes receivable is based upon the historical trend data. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable and notes receivable become available.

DIAS HOLDING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies (continued)
Off-Balance-Sheet Risk and Concentration of Credit Risk — Financial instruments that potentially expose concentrations of credit risk primarily consist of cash and cash equivalents, investments and accounts receivable. Management believes there are no significant off-balance-sheet risks such as those associated with foreign exchange contracts, option contracts or other foreign exchange hedging arrangements. With respect to concentration of credit risk, the Company has cash investment policies which, among other things, limit investments to investment-grade securities. Ongoing credit evaluations of the customers are performed and allowances for potential credit losses maintained.
Geographic Information - Product revenues primarily from customers based in the following geographic areas for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007

North America and Mexico	$11,843,430	10,373,244
Asia	318,841	737,952
Europe	74,780	505,472

Total revenues	$12,237,051	$11,616,668

Foreign Currency - The assets and liabilities are translated from New Taiwanese Dollars into U.S. Dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of foreign currency adjustment.
Intangible Assets - Intangible assets with finite lives are amortized over their respective estimated useful lives. The amount of intangible assets to be amortized shall be the amount initially assigned to that asset less any residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived described below.
Impairment of Long-Lived Assets Other than Goodwill - Long-lived assets held and used, including intangible assets with finite lives are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related average operating cost of fund.

DIAS HOLDING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements -In December 2007, the Financial Accounting Standard Board (FASB) issued SFAS No.160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary, and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The statement also requires consolidated net income to be reported and disclose on the face of the consolidated statement of income at amounts that include the amounts attributable to both the parent and the non-controlling interest. This Statement establishes decreases in a parent’s ownership interest in a subsidiary could be accounted for only equity transactions. The provision of SFAS No.160 is effective beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Group does not expect the adoption of SFAS No. 160 to have a material impact on the condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No.141(R), “Business Combinations”. The statement established the accounting for goodwill and assets and liabilities arising from contingency. It defines a bargain purchase as a business combination. It required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts that otherwise would have been assigned to particular assets acquired. Also, the provision require to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Group does not expect the adoption of SFAS No. 141 to have a material impact on the condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No.159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No.159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Group does not expect the adoption of SFAS No. 159 to have a material impact on the condensed consolidated financial statements.
In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which this statement is initially applied. The provisions of SFAS No.157 are effective for us beginning January 1, 2008. The Group does not expect the adoption of SFAS No. 157 to have a material impact on the condensed consolidated financial statements.

DIAS HOLDING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Earnings (loss) per share
Earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain potential shares had been issued and if the additional common shares were dilutive.
Note 4 — Income taxes
DHI and DIAS are subject to US income taxes. The AFS files income tax returns in Taiwan. The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years and jurisdictions in which those temporary differences are expected to be recovered or settled.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 was issued to clarify the requirements of SFAS No. 109 relating to the recognition of income tax benefits. As of September 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits due to uncertain positions.
Note 5 — Related Party Transactions
As of September 30, 2008, financing proceeds from stockholder, Mr. Huang Hung-Lang were $101,639. As of December 31, 2007 Mr. Huang-Lang was owed $38,602.
The Corporation provided no collateral to the party for the above financing proceeds and these proceeds represented a non-interest bearing charge to the Corporation.
Note 6 — Commitments and Contingencies
Rent expense for the nine months ended September 30, 2008 was $8,697. The Group has signed a 3-year rental agreement with a renewal option for its warehouse locations in the U.S.A. The future payments for lease in effect at September 30, 2008 were as follows: -

Fiscal year ending December 31
2008	$48,341
2009	194,737
2010	164,175

Total	$407,253

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), other than historical facts, which reflect the view of Company’s management with respect to future events. When used in this Quarterly Report, words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “deem,” “foresee”, “see”, “look forward” and similar expressions, as they relate to Company and its affiliates or their plans or operations, identify forward-looking statements. Such forward-looking statements are based on assumptions made by and information currently available to Company’s management. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations are reasonable, and it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations include, without limitation, the ability of Company to execute its business plans domestically and internationally, strategic partnerships, customer and potential customer acceptance,, currency and commodity fluctuations, availability of raw materials, raw material cost increases, and severe interest rate increases. Company can provide no assurance that such cost increases can be passed on to its customers through implementation of price increases for Company’s products. The forward-looking statements contained herein reflect the current views of management with respect to future events and are subject to those factors and other risks, uncertainties and assumptions relating to the operations, results of operations, cash flows and financial position of Company. Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.
General Overview
DIAS Holding, Inc. (hereinafter “Company”) is headquartered in Allen Park, Michigan. The Company began in 1997 as Asia Forging Supply Company (hereinafter “AFS”), a Taiwan corporation, and completed re-domicile as a U.S. company in December 2005 as Componus, Inc. (hereinafter “Componus”), a global source for developing and distributing forgings and automotive metal products from Asia to the automotive, heavy equipment, and furniture makers. Company intends to create branding awareness for assembled and completed components across a variety of industry needs.
In 2007, the Company established a unique automotive components marketplace in the Detroit metropolitan area called the Detroit International Auto Salon (hereinafter “DIAS”), featuring year-round exhibition & displays of qualified and emerging component sources from Asia. In this regard, DIAS cooperates with the Wayne County Airport Authority; the Charter County of Wayne, Michigan; Wayne County Economic Development Corporation; and other industry alliances, such as Global Auto Industry ( a private e-sourcing corporation). As of September 2008, DIAS exhibits products, services and catalogs from over 100 manufacturers and sources, primarily from Asia.
In March 2008, JPC Capital Partners, Inc., (OTC BB: JPCI.OB) a licensed broker-dealer based in Atlanta, Georgia, announced a stock purchase agreement and share exchange with Componus. The Agreement provided for the acquisition of Componus whereby Componus became a wholly owned subsidiary of the Company. In connection with acquisition of Componus, the Company issued 89,000,000 total shares of common stock, representing and equating to approximately 87.25% of the total issued and outstanding common stock of the Company. The shares were issued in exchange for all of the issued and outstanding shares of Componus. The Exchange Agreement also stipulated at Closing, each of the current officers and directors of the JPC Capital Partners were to resign. These actions resulted in a change of control of the Company. The transactions contemplated by the Exchange Agreement were consummated on September 8, 2008. Also consummated was changing the name of the corporation from JPC Capital Partners to DIAS

Holding, Inc. with a revised OTC Bulletin Board symbol listing as DSHL.OB. Currently, the Company is organized into two distinct operations. One is a production sourcing business (AFS), the other a year-round exhibition business (DIAS).
First, Asia Forging Supply Company (AFS), a subsidiary, typically receives production orders for safety-related component products from automotive, transportation & furniture industry customers who require expertise to source, manage, fabricate and maintain higher quality to produce. AFS is a one-stop supplier for auto metal parts, and is represented globally with sales & service locations in over 14 countries on 4 continents. AFS works with all types of customers, from Tier 1 and Tier 2 of original equipment manufacturers (“OEMs”) to aftermarket customers and spare parts shops. Customers award business to AFS based upon meeting their target price, and receiving best value in payment terms, manufacturing management, quality assurance and control inspection, audit of suppliers, ease of communicating across multi-culture and multi-language boundaries, timely delivery, and issue resolution with factories.
Profit margins are generated from the difference between customer accepted price and contracted manufacturer’s cost on a per part basis. Operating expenses are subtracted from gross profit, resulting in gross earnings. Normally, AFS enjoys routine repeat orders for the same part(s) on a regular basis because the part is in demand for several years. Further revenues are derived from the natural increase of quantity demand as the end product becomes popular, existing customers increasing their order for new development parts, and new customers ordering parts similar to parts in production. Subsequently, a prior year’s development parts enter into mass production for several years. AFS is a TS16949 and ISO9001 certified company with its management team having over 25 years of experience in the forging industry. Its major product lines are chassis parts, transmission parts, power train, suspension, and brake systems. Because of AFS’s arbitrage business model, it has established a detailed knowledge base of its contract manufacturing factories. Over 50% are ISO+QS+TS qualified. Several of these factories have developed special manufacturing/ process technologies.
Second, the Detroit International Auto Salon (DIAS) is a subsidiary serving the automotive industry as a marketplace in North America (Allen Park, Michigan) where customers and Asian suppliers may meet in one location for all their automotive supply needs, specific to the industry. The DIAS business model is very similar to auto salons and auto malls located in China, and Japan, where everything automotive, e.g., new cars, used cars, components, parts, accessories, supplies are continuously exhibited in a large structure or multiple structures. Co-located with these exhibit centers or structures are supporting services and businesses, such as conference centers, hotels, restaurants, entertainment centers, and commercial and retail shops. The resulting complex is a single location that automotive enthusiasts enjoy and return. Other examples of auto malls or auto salon can be found in Japan (the Tressa Yokohama Auto Mall , and the Nissan Carest Zama) and in China (Tianjin Airport International Auto Park).
The currently leased showcase facility in Allen Park is centrally located near the “Big 3” American automotive OEMs ( Chrysler, Ford, General Motors). Allen Park and adjoining city, Detroit, are both within Wayne County, Michigan. The DIAS facility has the capacity to expand in excess of 300,000 square feet as more exhibitors subscribe to lease showroom space. DIAS receives revenues from 1) annual subscriptions for year-round exhibit booth displays by a subscriber, 2) catalog libraries of a subscriber, 3) sales support of subscriber’s products on a commission basis.
     Several local, regional, and international organizations have teamed, partnered, or entered into co-operative agreements with DIAS or DIAS Holding for mutual promotion and benefit, including, but not limited to 1) Wayne County Economic Development, 2) Wayne County Airport Authority, 3) GlobalAutoIndustry.com, 4) Gasgoo.com, 5) Hubei Provincial Mechanical and Automotive Promotions Center (China). The DIAS management team has made several visits to automotive industry centers in China, Korea and India, building relations with Chinese, Korean, and Indian automotive OEMs and their suppliers. For instance, in China, the top twenty Chinese OEMs and joint ventures enjoy the majority of sales with over 8 million produced and sold in China in 2007, surpassing Japan. In 2007, Asia-Pacific region represents the second-largest market region, surpassing the USA and Canada, but slightly lagging Europe. According to Chinese auto industry sources, the automotive parts and accessories output is approximately 50% as large as the automotive production sector. Through its relationships, the Company is working with the growing number of companies who are approved for export, and need exposure to the North American market via DIAS for production opportunities, from build-to-print to original design and manufacturing.
Critical Accounting Policies
The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.
Company considers an accounting estimate to be critical if a) it requires Company to make assumptions about matters that were uncertain at the time of making the estimate, and b) changes in the estimate or different estimates that could have selected and/or would have had a material impact on Company financial condition or results of operations.
In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above.
Net Sales: The Company recorded sales of $4.0 million and $12.3 million for the 3 months and 9 months ending September 30, 2008, respectively. The major contributor of sales was the Company’s AFS subsidiary.
Gross Profit: For the 3 and 9 months ending September 30, 2008, gross profit was $890k and $3.2m, respectively, impacted by increases in the cost of raw materials in the third quarter.
Selling Expenses were $507k and $1.1m for the 3 and 9 months ended September 30, 2008, including one-time costs associated with expediting the transport of selected shipments to customers in the third quarter.
General and Administrative Expenses were $540k and $1.7m for the 3 and 9 months ended September 30, 2008.
Research and Development Expenses were $29k and $48k for the 3 and 9 months ended September 30, 2008.
Depreciation and Amortization Expenses were $106k and $216k for the 3 and 9 months ended September 30, 2008.
Advertising Costs — Advertising costs are expensed as incurred. Advertising costs were $79.7k & $85.6k for the three and nine months ended September, 30, 2008, respectively.

Income (loss) from operations were ($341.8k) and ($43.2k) for the 3 and 9 months ended September 30, 2008. Third quarter loss primarily resulted from transportation expediting costs, and raw material cost increases in the third quarter. A portion of the raw material costs in the third quarter should be recovered in the fourth quarter as the Company invokes recovery via material increase surcharge contract clauses.
Non-operating income (expense) were $305.9k favorable for the 3 months and ($254.4k) unfavorable for the 3 and 9 months ended September 30, 2008. The Company experienced favorable foreign exchange gains and income from rental fees in the third quarter.
Income Before Income Taxes was ($35.8k) and (297.7k) for the 3 and 9 months ended September 30, 2008.
Income Taxes were $73,607 and $12,442 for the 3 and 9 months ended September 30, 2008.
Net Income (loss) was $37.7k and ($285.2k) for the 3 and 9 months ended September 30, 2008.
Liquidity and Capital Reserves
The Company had $433,557 in cash as of September 30, 2008 compared with $829,681 as of September 30, 2007.
Item 3. Quantitative & Qualitative Disclosures about Market Risks
Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the information contained elsewhere in this Quarterly Report, before you make a decision to invest in our company. Our business, financial conditions and results of operations could be materially and adversely affected by many risk factors. Because of these risk factors, actual results might differ significantly from those projected in any forward-looking statements. Factors that might cause such differences include, among others, the following:
RISKS RELATED TO OUR BUSINESS
•	We are a holding company with substantially all of our operations conducted through our subsidiaries, our performance will be affected by the performance of our subsidiaries. As a result, we are dependent upon the performance of AFS and DIAS and will be subject to the financial, business and other factors affecting each or both subsidiaries as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations. Because virtually all of our assets are and will be held by operating subsidiaries, the claims of our stockholders will be subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our subsidiaries’ liabilities and obligations have been paid in full.
•	We have a history of operating losses. There is no assurance that we will be profitable in the future. The Company incurred a net loss of $185,230 for the fiscal year ended December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern. We cannot be sure that we will achieve profitability in fiscal 2008 or thereafter. Continuing losses may exhaust our capital resources and force us to discontinue operations.

•	Weakness in the automotive industry would result in a substantial reduction in demand for the Company’s products which would have a material adverse effect on its business.

A prolonged weakness in the North American automotive industry would reduce the demand for our products and decrease our sales. In addition, if automobile manufacturers choose to incorporate more plastics, aluminum and other steel substitutes in their automobiles, it could reduce demand for our products. The Company has attempted to position its business mix to assist mitigating this risk. In this type of overall global environment, the Company is positioning its AFS subsidiary to adjust its balanced sales mix towards a higher content of automotive aftermarket supply chain sales. The Company expects that as overseas automotive component & system producers scale their businesses higher to meet domestic demand, many of these producers will begin to probe export opportunity into the North American automotive OEM market. The Company believes that its Detroit International Auto Salon exhibition center is positioned centrally in Detroit to assist these companies.

•	Our sales and earnings fluctuate due to the cyclical nature of the automotive industry.

The cyclical nature of the automotive industry is affected by such things as the level of consumer spending, the strength or weakness of the U.S. dollar and the impact of international trade and various factors, such as labor unrest and the availability of raw materials, which affect the ability of the automotive industry to actually build cars.

•	The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

The automotive components market is highly competitive and fragmented. The Company competes with many companies engaged in the manufacture (forging and casting) and sale of automotive components. Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. The Company competes primarily on the basis of (1) price, (2) quality and (3) the ability to meet its customers’ product needs and delivery schedules. Some of the Company’s competitors have longer operating histories and financial, sales, marketing and design capabilities and other competitive resources which are substantially greater than those of the Company. There can be no assurance that other companies will not attempt to enter or expand their presence in any of the Company’s existing product categories or in new categories in which the Company plans or may plan to develop products. If the Company is unable to compete successfully in this highly competitive market, its future prospects of success may be harmed.

•	The Company’s failure to pass on increases in the cost of raw materials such as steel to its customers would reduce the Company’s earnings.

If the Company is unable to pass on higher raw material costs to its customers it will be less profitable. The Company may not be able to adjust its product prices, especially in the short-term, to recover the costs of increases in raw material prices, which have reached historically high levels. The principal raw material is steel, and prices for steel are subject to market forces largely beyond the Company’s control, including demand by international steel producers, freight costs and speculation. Other raw materials include iron ore, coke and coking coal which are all used in their steel making processes. The Company can not be assured that customers will agree to pay higher prices for our steel products, sufficient for the Company to maintain its margins, without resistance or the selection of other suppliers or alternative materials. If this occurs the Company may lose customers and suffer a loss of earnings.

•	Approximately thirty-three percent of the Company’s current revenues are derived from one customer. The loss of that customer could materially reduce our revenues. As a result, the Company’s financial condition and stock price would be adversely affected.

The Company currently derives approximately twenty percent of its revenue from the Affinia Group. Although the Company expects this contract to account for a substantial portion of the Company’s revenues going forward, there is no guarantee that this will be the case. In the event that this contract is terminated or reduced, the Company’s revenues would significantly decrease and our financial condition could be adversely affected.

•	The Company is subject to delays caused by environmental and governmental liabilities and limitations: The Company is subject to delays in delivery when our contracted factories encounter disputes resulting from substantial environmental liability and environmental and governmental limitations and governmental laws and regulations in the country where our contracted factories are located.

•	Product defects could cause the Company to incur significant product liability, warranty, repair and support costs and damage its reputation which would have a material adverse effect on its business.

Although the Company rigorously inspects the quality of its contracted factory products, defects may be discovered in future or existing products. These defects could cause the Company to incur significant warranty, expediting, support and repair costs and divert the attention of its project management and/or quality assurance and control personnel. It could also significantly damage the Company’s reputation and relationship with its distributors and customers which would adversely affect its business. In addition, such defects could result in personal injury or financial or other damages to customers who may seek damages with respect to such losses. A product liability claim against the Company, even if unsuccessful, would likely be time consuming and costly to defend.

•	The loss of our senior management and failure to attract and retain qualified personnel in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

We depend on the continued service of our senior management. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel and retaining such personnel once hired. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could limit our ability to execute our growth strategy resulting in a slower rate of growth.

•	General economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.

The Company’s operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.

•	A demand for payment of outstanding loans would have a material adverse effect on the Company.

Taiwan Cooperative Bank, First Commercial Bank and a number of other banks have extended loans to the Company of approximately $4,780,277. The loans are personally guaranteed by Mr. Hung-lang Huang, Chief Executive Officer and Chairman of the Board of the Company and Mrs. Huang Wang Bing-Chin, Chief Financial Officer and Director of the Company. An early demand of payment of any of the outstanding loans would have a material adverse effect on the Company.

•	We may need additional funds in the future. We may be unable to obtain additional funds or if we obtain financing it may not be on terms favorable to us. Investors may lose your entire investment.

Based on the Company’s current plans, management believes the Company’s existing cash and cash equivalents along with cash generated from operations will be sufficient to fund its operating expenses and capital requirements through December 30, 2008, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.
•	We do not anticipate paying any dividends.

No dividends have been paid on the common stock of the Company. The Company does not intend to pay cash dividends on its common stock in the foreseeable future, and anticipates that profits, if any, received from operations will be devoted to the Company’s future operations. Any decision to pay dividends will depend upon the Company’s profitability at the time, cash available therefore and other relevant factors.
Item 4(T). Controls and Procedures
     (a) Evaluation of Disclosure and Procedures
          We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our President (Chief Executive Officer), Hung-Lang Huang and Chief Financial Officer, Wang Bing-Chin Huang. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other things, the material weakness in our internal control over financial reporting caused by our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.
          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls over financial reporting
          There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II Other Information
Item 1. Legal Proceedings
The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
As described in Form 8-K as filed with the Securities and Exchange Commission on September 8, 2008, on September 8, 2008, we acquired Componus, Inc., a Nevada corporation (“Componus”), in accordance with the Exchange Agreement.

At the closing of the transactions contemplated by the Exchange Agreement, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock and ownership interests of Componus from the shareholders of Componus; and the shareholders of Componus transferred and contributed all of their share interests in Componus to us. In exchange, we issued to the shareholders of Componus 89,000,000 shares, or approximately 87.25% of our common stock. On the Closing Date, Componus became our wholly owned subsidiary.
Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.
We made this determination based on the representations of the entities designated by Componus which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities designated by Componus understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.
Item 3. Defaults upon Senior Securities: None
Item 4. Submission of Matters to a Vote of Security Holders:
On July 30, 2008, at a meeting of the shareholders of the Company, shareholders representing a majority of the total issued and outstanding common stock of the Company approved the following:
     1) Election of six nominees as members of the Board of Directors, replacing the current board of directors;
     2) Approved the proposed amendment to the Certificate of Incorporation which:
          a. Increased the number of authorized common shares from 95 million to 250 million;
          b. Effected a 2 for 1 reverse stock split on issued and outstanding common shares;
          c. Changed the name of the company to “DIAS Holding, Inc.”; and
          d. Declassified the Board of Directors and removing other director related provisions.
The Amendment to the Certificate of Incorporation of the Company is included as an exhibit to Form 8-K of the Company filed on September 8, 2008.
The following directors were elected at a shareholders meeting held on July 30, 2008.
Hung-Lang “Eric” Huang (Age 50)
Mr. Hung-Lang has served as the Componus’s Chairman and President since December, 2005 and CEO since October, 2006 when he founded Componus. He is currently responsible for strategy and operations. He also founded Asia Forging Supply Co., Ltd and has served as its Chief Executive Officer and President since 1998. Prior to founding both companies, Mr. Huang was Vice President of Hwa Fong Steel Forging Company Ltd., (1984 to 1997) and Hwa Kien Director of Han Tai

and Taiwan Automotive Industry Association (1998 to present). Mr. Huang graduated from Taipei Technology University of Taiwan in 1978. Mr. Hung-Lang Huang and Mrs. Wang Bing-Chin Huang, the Company’s Chief Financial Officer and Director are married.
Wang Bing-Chin “Sara” Huang (Age 51)
Mrs. Wang Bing-Chin Huang has served Componus as its Chief Financial Officer and Director since 2005 and has also served Asia Forging Supply Co., Ltd. as its Chief Financial Officer and Director since 1998. She presently oversees Financial Planning and Management for both companies. Mrs. Huang has previously served as Finance Dept. Manager of Hwa Fong Steel Forging Company Ltd., (1975 to 1998) and presently on the Board of Directors of Hwa Kien Heavy Industry Corporation and Hwa Kien Technology Company Ltd. Mrs. Wang Bing-Chin Huang and Mr. Hung-Lang Huang , the Company’s Chairman, President and Chief Executive Officer are married.
Hsiu-Pin “Sharon” Hsu (Age 42)
Mrs. Hsiu-pin Hsu has served Componus as a Director since December, 2005. Mrs. Hsu was one of the partners of DER YU CPAs/DER Yu Management Consulting Co. and was a Client Financial Consultant from September 1995 to October, 2007. Since October, 2007 until present, Mrs. Hsu has been a Partner with KingNah CPAs firm.
Cliff Nakayama (Age 55)
Mr. Cliff Nakayama served Componus as its CEO from December 2005 until October, 2006 and as a Director since December, 2005. Mr. Nakayama is a Managing Director of Mostwell International LLC and is a contributing member of the Silicon Valley Chapter of the Association for Corporate Growth, Asian American Multi-Technology Association, Chinese-American Semiconductor Professional Association, the Japan-America Society and the Society of Automotive Engineers. Mr. Nakayama is a graduate of the U.S. Military Academy at West Point, New York and earned his MBA from the Pepperdine University.
Chun-Ying “John” Chen (Age 55)
Mr. Chun-Ying Chen has served Componus as a Director since January 2008. Mr. Chen has worked in the technology industry since 1985. He was the Marketing Director for ACER Group from 1985 to 2001. From 2001 to 2005, Mr. Chen served at Palit Group and FIC Group as their president and as a special assistant to the CEO. Presently, Mr. Chen is the Executive Advisor and President of Zebex Industries, Inc., positions he has held since March, 2005. Mr. Chen achieved an associate degree in Electronics Engineering from National Taipei Institute of Technology, Taipei, Taiwan, in 1974. He received a Bachelor degree and a Masters degree from American Commonwealth University, San Diego, California, USA in 1991 & 1992. He received a Doctor of Philosophy in Business Administration from Pacific Coast University, Baton Rouge, Louisiana, USA in 1993.
Yung-Hsiang “Paul” Chou (Age 47)
Mr. Yung-Hsiang Chou has served Componus as a Director since January, 2008. Since 2003, Mr. Chou has been a lecturer of Industry Analysis for several colleges, including Yuen-Pei Technology College, Suchow University, De Ming Technology College, and Chi Li Technology College. From 1990 to 2003, Mr. Chou was a researcher, analyst of industry and planner of market strategy for many different institutes and companies. Mr. Chou has studied for his Doctor Program of

Industrial Economics at National Central University, Taiwan since 2003. Mr. Chou achieved his Masters degree in Physics at National Cheng-Kung University in 1998 and his Bachelors degree of Physics at National Cheng-Kung University in 1986.
Family Relationships
Hung-Lang Huang, our President, Chief Executive Officer and Chairman, and Wang Bing-Chin Huang, our Secretary, Treasurer, Chief Financial Officer, and Director, are married. Other than otherwise disclosed, there are no other relationships between the officers or directors of the Company.
Item 5. Other Information: None
Item 6. Exhibits
31.1 Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a 14(a) of the Securities Exchange Act, as amended.
31.2 Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a 14(a) of the Securities Exchange Act, as amended.
32.1 Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DIAS HOLDING, INC. (Registrant)
Date: November 19, 2008	By:	/s/Hung-Lang Huang
Hung-Lang Huang
Chairman, Chief Executive Officer, and President of DIAS HOLDING, INC.

/s/Bing-Chin Huang Wang
Bing-Chin Huang Wang
CFO and Treasurer DIAS HOLDING, INC.