Form 10-K
period 2008-12-31
DIAS Holding, Inc.
filed 2009-04-21
CIK 1162867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
Commission File Number: 333- 74396
DIAS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2451191

(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)
16630 Southfield Road,
Allen Park, MI 48101
(Address, including zip code, of principal executive offices)
313-928-1254
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26,092,260based on close price of $0.54 on June 30, 2008.
As of March 31, 2009 the registrant had 102,000,000 shares of common stock outstanding.
Documents incorporated by reference: Form 8-K/a filed on March 11, 2009; Form 8-K filed on November 25, 2008; Form 8-K filed on September 8, 2008.

FORWARD-LOOKING STATEMENTS
Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.
PART I
ITEM 1. BUSINESS
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
First, Asia Forging Supply Company (hereinafter “AFS”), a subsidiary, typically receives production orders for safety-related component products from automotive, transportation & furniture industry customers who require expertise to source, manage, fabricate and maintain higher quality to produce. AFS is a one-stop supplier for auto metal parts, and is represented globally with sales & service locations in over 14 countries on 4 continents. AFS works with all types of customers, from Tier 1 and Tier 2 of original equipment manufacturers (“OEMs”) to aftermarket customers and spare parts shops. Customers award business to AFS based upon meeting their target price, and receiving best value in payment terms, manufacturing management, quality assurance and control inspection, audit of suppliers, ease of communicating across multi-culture and multi-language boundaries, timely delivery, and issue resolution with factories.
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
INDUSTRY BACKGROUND
DIAS Holding Inc., through its subsidiary, participates in the rapidly growing worldwide outsourcing of metal-formed parts for automotive, heavy equipment, and other market uses.
In the United States and Europe, the cost of steel material and labor are significantly higher than in Asia. For a simple forged or cost component, the cost of the raw material accounts for 40% or more of the total formed cost. Current domestic suppliers of metal formed components are no longer able to meet their customer’s demand to reduce component prices, and provide annual contracted discounts. As labor costs and raw material cost have risen, domestic suppliers must either accept business-killing lower profit margins, or outsource lesser value-added production content to a suitable offshore manufacturer. The greater China region (China, Taiwan, and Korea) represents the largest center of high quality, lower cost manufacturing and production capacity in metal-formed products.
In management’s opinion only the more financially stable, larger companies have shown any success in sourcing production directly from greater China. Industry studies show that companies attempting direct management in outsourcing often fail because of underestimating operational costs and risks, underestimating start-up costs, overestimating indigenous capabilities of the supplier, and quickly disappointing the customer by not fulfilling projected production levels. These failures are derived from:
•	The customers’ inability to realistically advance plan managing the outsourcing event;

•	Lack of adequately finding and assessing suitable sources;

•	Miscommunication and misunderstanding, between different cultures and languages especially in the area of design nuances, acceptable levels of manufacturing tolerances, and technical details; and

•	Lack of committing proper and dedicated levels of engineering, manufacturing, and procurement teams to work with their greater China counter-parts.
PRODUCTS AND SERVICES
The Company manages development and production of metal-formed products and components under contracts with its customers for:
•	Auto body: Stamping and tooling

•	Chassis: Steering, suspension, wheels, CV Axles, Control arm assemblies, Pitman Arm assemblies, Cast and forged Aluminum wheels, Magnesium components, springs, shocks, bars, support beams, valves, joints, racks, knuckles, tie rods, and wishbones

•	Commodities: castings, forgings, extrusions, molds, stamping, and tooling

•	Electrical: Actuators, displays, fobs, star cores, switches, and wiring

•	Materials: Steel, aluminum, magnesium, coatings and finishings

•	Multi-Purpose: Fasteners, screws, bolts nuts, brackets, bushings, connectors, washers, wires, refined petroleum products, and pneumatic devices

•	Powertrain: Axle shafts, differentials, joints, transmission components

•	RD&T: Metals Industry R&D Centre, Automotive Research & Test Center
The Company, through its DIAS subsidiary, provides year-round exhibition and showroom services to emerging and suitable Asian suppliers desiring export business into North America. Because the Detroit metropolitan area and Wayne County, Michigan are known to be the center of the North American automotive industry, the Company believes DIAS provides an attractive and cost-efficient alternative for customers needing to increase their production sources internationally, and outsource to suitable factories. DIAS derives a significant portion of its revenues from annual subscriptions paid by exhibiting suppliers.
PRODUCT DEVELOPMENT
COMPETITION
Competitive Analysis:
In today’s competitive automotive components market, incumbents are forced to outsource upstream manufacturing operations, like forging and casting, in order to preserve higher value machining, finishing, and assembly operations.
Automotive Tier 1 companies, like Delphi, Dana, TRW, and Federal Mogul are implementing strategies to source or establish operations in lower cost regions internationally. The Company has cooperated with a number of Chinese suppliers, who represent the most likely long-term, lower cost manufacturing providers; having plentiful manpower, production scale, and access to raw materials, for this type of basic manufacturing.

The Company views the competitive landscape in three ways:
Competition Segment 1. — Highly automated, vertically integrated suppliers
Incumbents in this segment are large suppliers to the OEMs and top tier assembly companies following rigid development and product test cycles. Volume production is in the hundreds of thousands, requiring commitment to projected shipping releases and delivery schedules. Forming, machining, and finishing operations are normally closely physically located to adhere to “just-in-time” production methodology. This competitive segment represents a target of opportunity for the Company where the customers have interim strategies to find lower cost component sources in order to keep their domestic operations profitable and viable while planning new operations in Asia. It is likely that the North American OEMs and top tier customers will close marginal domestic operations, in favor of new plants and operations in the growth markets. Examples of participants in this sector are International Truck (Navistar), and American Axle manufacturing.
Competition Segment 2. — Specialized sub-assembly suppliers
These incumbents normally lag the OEMs and top tier customers, but management expects that they will eventually follow their customer’s strategy to locate operations in Asia, however, their resources with Asian experience and know-how is limited. Many are likely to conclude that their best course of action is to partner, joint venture, or team with existing manufacturers, trading companies, and knowledgeable consultant to successfully gain a foothold. This segment represents potential long-term partner, joint venture, or a M&A opportunity for the Company. Examples of participants in this sector are Dana, Affinia, and Eston/Linamar.
Competition Segment 3. — Specialty finished goods suppliers
These incumbents tend to curtail sourcing domestically, in favor of lower cost factories in China. Price is the overriding criteria, as their survival depends on establishing alternative sources before the China factories become large enough to conduct international export marketing and sales operations. Examples of participants in this sector are custom wheel suppliers and wholesalers. This segment represents significant near-term expansion potential for the Company whose factory network is already poised to conduct export business with a focus towards better product technology and operational quality control.
The Company has differentiated itself by cohesively managing product development qualification, financing, and delivery by Asia-based forging factories at OEM level production capacities.
The Company has experienced supply chain efficiencies, from raw materials to delivery, by:
•	Providing raw materials directly to the factory,

•	Engaging major customers with a direct sales force,

•	Qualifying factory sources in China, Taiwan, Korea,

•	Negotiated 60 days charge-free warehousing for inventory prepared and managed for major customers, and

•	Providing bi-lingual program management, technical services and support.
The Company’s network of factories is dedicated to providing low to high volume forged and cast metal products. Available production capacity is a key factor in a customer’s determination to re-source. Below is an overview of approximate annual capacity of the Company network:

AFS Factory Network

		Capacity
Type of Factory	Number	(metric tons)
Integrated Suppliers	4	N/A
Caststings	6	200,000
Forgings	36	500,000
Upsetters	4	110,000
Stamping	1	200,000
Machining	5	500,000
Assemblies	5	N/A
Wheels	4	200,000
The production capacity flexibility of this network enables the AFS to win new development contracts at the beginning of a product life-cycle, and mass production contracts for mid-range to end-of-life product life cycles.
Management believes there are fundamental sourcing characteristics and metrics for sourcing. First, unlike other industries the Company has not found any competitors, who provide consolidated services in the same market segment. From a product point of view however, there will always exist individual Asian factories that make the same or similar parts.
Characteristically, these factories possess a small number of product manufacturing skills and typically do not have the capability to become qualified and expand rapidly in new areas.
Second, successful outsourcing by customers demand more of a total solution approach that is integrated with manufacturing engineering expertise, project management and production control, quality assurance & control, shipping, warehousing and delivery services, and financing options. The Company has successfully proven this integration, known as “Mechanical Manufacturing Service”, and it is a cornerstone in the Company’s overall role for this type of supply chain — as an entity of sourcing and program management for the demand side, and a marketing entity for the supply side.
Third, the amount of on-line or Web-based component suppliers, or aggregated (vertical) product portals overwhelms most customers’ abilities to separate the “wheat from the chaff”. Industry standards, safety regulations, liability concerns, and internal sourcing procedures still dictate qualifying new sources of supply through demonstrated product sampling & testing, factory auditing, and account management discipline. Consequently, by operating as a prime contracting platform that provides the necessary on-the-ground multi-lingual and multi-cultural integration, the Company fills the voids and adds value in supply chain management, quality assurance, and logistic management.
The growth in the Company’s sales in the past 8 years is evidence of the Company’s ability to successfully assist its customers in reducing outsourcing cost and the risks of purchasing management.
INTELLECTUAL PROPERTY
The Company protects its trade secrets, confidential information and know-how by a number of methods, including confidentiality agreements between the Company and its customers and suppliers. For example the Company has executed the following agreements:
•	Confidentiality Agreement with DANA Corporation

•	Confidentiality Agreement with Edscha AG

•	Information Exchange and Confidentiality Agreement with COM Engineering GmbH

•	Confidentiality agreement with DELPHI

•	Confidentiality Disclosure Agreement with TRACTECH (A subsidiary of EATON)
In addition, the Company limits its technologies, product designs and know-how to specific clients and suppliers. For example:

Design:

•	Bilingual drawing and Spec. between specific clients

•	Particular product spec’s (bilingual) and package agreements with clients on a case-by-case basis
Product Manufacturing:
•	Manufacturing Process Flow for each specific product

•	Control Plan for Production Management

•	Potential Failure Mode and Effects Analysis
The Company believes that due to its long-standing cooperation with major customers, a difficult high entry barrier for it’s competitors exists. The Company’s know-how is critical in winning their customer’s trust and confidence, and adds value to the Company’s supply chain management.
Patents: None
Trademarks and Service Marks:
Accepted Trademarks

File Number	Country of Origin	Trademark	Acceptance Date
004450987	Europe	AFS	June 16, 2006
977317	Mexico	F	March 16, 2007
977316	Mexico	Componus Logo	March 16, 2007
Pending Trademarks

Application Number	Country of Origin	Trademark	Application Date
005678644	Europe	F	February 9, 2007
005678529	Europe	Componus Logo	February 9, 2007
5812200	China	F	December 27, 2006
5812199	China	Componus Logo	December 27, 2006
77071741	USA	F	December 27, 2006
Abandoned Trademarks

File Number	Country of Origin	Trademark	Application Date
78683861	USA	AFS Logo	August 12, 2005
77071736	USA	Componus Logo	December 27, 2006
MARKETING
The Company engages in multi-tiered marketing that leverages skills and expertise across its operations:
•	Through various international trade events, the Company engages new suppliers and exhibitors with its business model.

•	The Company’s international sales and sourcing representatives follow up with new suppliers and customers on a regular basis,

•	The Company assesses new supplier’s capabilities, augments voids via MMS, and provides trial/sampling contracts with customers.

•	Exhibiting subscribers to DIAS realize that successful engagement with a new North American customer extends beyond advertising and marketing, and creates additional opportunities for the Company’s MMS capabilities.

•	Customers to DIAS contract with the Company to develop new supply sources.

•	Customers encourage their international procurement offices to utilize the Company’s capabilities in complementary ways.
As part of this marketing effort, the Company operates a number of Web Sites with bi-lingual capability, including http://web.asiaforging.com, www.detroitautosalon.com,, and www.diasholding.com. Since mid-2007, the Company has participated in the SEMA/AAPEX Show in Las Vegas, the Society of Automotive Engineers Annual World Congress, the International Auto Aftermarket EXPO2007, and AMPA (Taipei International Auto Parts & Accessories Show) resulting in doubling the number of subscribers to DIAS, and increasing its potential supply base of factories.
CUSTOMERS
Our AFS subsidiary’s customers are comprised of reputable OEM and aftermarket companies, including, but not limited to:
•	Affinia ( formerly Dana Corporation’s Brake and Chassis Group) ( Aftermarket - Automotive)

•	Advanced Clutch Technologies ( Aftermarket — Racing clutches)

•	Best Access Systems (OEM — Furniture)

•	Centric Parts / Stoptech (aftermarket — Performance Racing Braking Systems)

•	DESC Group/ Tremec Transmissions(OEM — Automotive)

•	Eston/Linamar (OEM — Automotive)

•	Eaton, formerly Tractech (OEM — Recreational off road vehicles)

•	International Truck ( OEM — Commercial Trucks)

•	Suspension Y Direccion S.A. De C.V. (Aftermarket — Automotive)

•	TRW (Malaysia)
Our DIAS subsidiary was successful in promoting approximately 100 exhibitors at the Allen Park facility from companies primarily in Asia.
GOVERNMENT REGULATION
The Company adheres to the laws and regulations in the countries in which it operates primarily the USA, China, Taiwan, and Korea. To the extent that Company sources products from its China-based factory network, from time to time, 1) municipal, provincial, or the central government in China may impose favorable or unfavorable energy rationing that affects the timing and delivery of electrical power needed to operate factories, causing factories to operate at higher or lower capacities or alter shifts; 2) central government in China may allow better taxation or credit benefits that encourages exports or local consumption of products, thereby artificially increasing or decreasing incentives for exports, such as the recent March 2009 announcement encouraging lower taxation on automobiles with smaller engines; and 3) the central government of China’s monetary policy may be adjusted to reflect higher or lower valuation in comparison to other currencies used by the Company.
EMPLOYEES
The Company has 54 employees, with 46 at our AFS subsidiary and 8 at our DIAS subsidiary.
FACILITIES
The Company owns its office at B1, 207, Sec. 3, Beishin Road, Shindian City, Taipei, 231, Taiwan, R.O.C. A portion of this office is available for leasing to a third-party however, the space is currently vacant.
The Company leases an office at 12F-2 No. 25, Lane 238, Szu Ping Road, Peitun Dist., Taichung, Taiwan, 40679. The lease is for three years and costs approximately $22,795 USD per month. The lease is renewable.
The Company leases a property at 16630 Southfield Road, Allen Park, Michigan 48101. The lease is for two years and costs approximately $13,266.67 per month. The lease is renewable.
The Company has no plans to acquire any property in the immediate future.

The Company believes that its current facilities are adequate for its needs through the next three months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company’s operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.
RISKS RELATED TO OUR BUSINESS
o  We are a holding company with substantially all of our operations conducted through our subsidiaries, our performance will be affected by the performance of our subsidiaries.
o  We have a history of operating losses.
There is no assurance that we will be profitable in the future. The Company incurred a net loss of $757,880 for the fiscal year ended December 31, 2007 and a loss of $562,367 for the fiscal year ended December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern. We cannot be sure that we will achieve profitability in fiscal 2009 or thereafter. Continuing losses may exhaust our capital resources and force us to discontinue operations.
o   Weakness in the automotive industry would result in a substantial reduction in demand for the Company’s products which would have a material adverse effect on its business.
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
o  Our sales and earnings fluctuate due to the cyclical nature of the automotive industry.
The cyclical nature of the automotive industry is affected by such things as the level of consumer spending, the strength or weakness of the U.S. dollar and the impact of international trade and various factors, such as labor unrest and the availability of raw materials, which affect the ability of the automotive industry to actually build cars.
o  The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.
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

o  The Company’s failure to pass on increases in the cost of raw materials such as steel to its customers would reduce the Company’s earnings.
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
o  Approximately thirty-eight percent of the Company’s current revenues are derived from one customer.
Although the Company expects this contract to account for a substantial portion of the Company’s revenues going forward, there is no guarantee that this will be the case. In the event that this contract is terminated or reduced, the Company’s revenues would significantly decrease and our financial condition could be adversely affected.
o  The Company is subject to delays caused by environmental and governmental liabilities and limitations.
The Company is subject to delays in delivery when our contracted factories encounter disputes resulting from substantial environmental liability and environmental and governmental limitations and governmental laws and regulations in the country where our contracted factories are located.
o  Product defects could cause the Company to incur significant product liability, warranty, repair and support costs and damage its reputation which would have a material adverse effect on its business.
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
o  The loss of our senior management and failure to attract and retain qualified personnel in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth. We depend on the continued service of our senior management. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel and retaining such personnel once hired.
The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could limit our ability to execute our growth strategy resulting in a slower rate of growth.
o  General economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.
o  The Company’s operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.
o  A demand for payment of outstanding loans would have a material adverse effect on the Company.
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

RISKS RELATED TO INVESTMENT IN THE COMMON STOCK OF THE COMPANY
o  We may need additional funds in the future. We may be unable to obtain additional funds or if we obtain financing it may not be on terms favorable to us. Investors may lose your entire investment.
Based on the Company’s current plans, management believes the Company’s existing cash and cash equivalents along with cash generated from operations will be sufficient to fund its operating expenses and capital requirements through December 31, 2009, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.
o  If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted.
o  We do not anticipate paying any dividends.
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
o  Delaware Law and our Charter Documents may Impede or Discourage a Takeover, which could Cause the Market Price of Shares of our Common Stock to Decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change in control would be beneficial to our existing stockholders The ability of our board of directors to create and issue a new series of preferred stock and certain provisions of Delaware law could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.
o  Our stock trades on the electronic quotation system.
Company’s Common Stock currently trades on the over the counter Bulletin Board electronic quotation system under the symbol “DSHL.OB”. The Bulletin Board is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system. There can be no assurance that a trading market for the Company’s shares will continue to exist in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company’s operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company’s common stock. See Risk Factor “Our stock price may be highly volatile” below.
o  Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.
Our common stock has from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.
o  Our common stock will be subject to “penny stock” rules which may be detrimental to investors.
If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Our common stock trades on the over-the-counter electronic bulletin board and, therefore, is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock”. The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. The securities will become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of purchasers in this offering to sell the Common Stock offered hereby in the secondary market.
o  Our stock price may be highly volatile.
The market price of our common stock, like that of many other technology companies, has been highly volatile and may continue to be so in the future due to a wide variety of factors, including:
•	announcements of technological innovations by us, our collaborative partners or our present or potential competitors;

•	our operating results and performance;

•	developments or disputes concerning patents or other proprietary rights;

•	acquisitions;

•	litigation and government proceedings;

•	adverse legislation;

•	changes in government regulations;

•	economic and other external factors; and

•	general market conditions.
In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company could have an adverse effect on the market price of our shares.
In addition, the broader stock market has recently experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, our announcements of our operating results, changes in general conditions in the economy or the financial markets and other developments affecting us, our affiliates or our competitors could cause the market price of our common stock to fluctuate substantially.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company owns its office at B1, 207, Sec. 3, Beishin Road, Shindian City, Taipei, 231, Taiwan, R.O.C. A portion of this office is available for leasing to a third-party however, the space is currently vacant.

The Company leases an office at 12F-2 No. 25, Lane 238, Szu Ping Road, Peitun Dist., Taichung, Taiwan, 40679. The lease is for three years and costs approximately $22,795 USD per month. The lease is renewable.
The Company leases a property at 16630 Southfield Road, Allen Park, Michigan 48101. The lease is for two years and costs approximately $13,266.67 per month. The lease is renewable.
The Company has no plans to acquire any property in the immediate future.
The Company believes that its current facilities are adequate for its needs through the next three months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company’s operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On July 30, 2008, at a meeting of the shareholders of the Company, shareholders representing a majority of the total issued and outstanding common stock of the Company approved the following:
1.	Election of six nominees as members of the Board of Directors, replacing the current board of directors;

2.	Approved the proposed amendment to the Certificate of Incorporation which:
a.	Increased the number of authorized common shares from 95 million to 250 million;

b.	Effected a 2 for 1 reverse stock split on issued and outstanding common shares;

c.	Changed the name of the company to “DIAS Holding, Inc.”; and

d.	Declassified the Board of Directors and removing other director related provisions.
The Amendment to the Certificate of Incorporation of the Company is included as an exhibit to Form 8-K of the Company filed on September 8, 2008.
The following directors were elected at a shareholders meeting held on July 30, 2008, and are current board members as of the end of 2008. On November 25, 2008, the Company announced the resignations of Yung-Hsiang “Paul” Chou, and Hsiu-pin “Sharon” Hsu from the board for personal reasons, immediately thereafter, the Company began to solicit qualified nominees to fill out the board. The Form 8-K of the Company filed on November 25, 2008 with the Securities and Exchange Commission is exhibited hereto.
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
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock currently trades on the over-the-counter Bulletin Board electronic quotation system under the symbol “DSHL.OB”.
As of February 2, 2009, there were approximately 980 holders of record of the Company’s common stock as determined from the Company’s transfer agent’s list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.
The Company’s Common Stock trades on the over-the-counter Bulletin Board. The price ranges presented below represent the highest and lowest quoted bid prices during the years ended 2007 and 2008 reported by Bulletin Board. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.
Common Stock

		Stock Price
Year	Period	High	Low
2007	1st Quarter	$0.14	$0.02
	2nd Quarter	$0.14	$0.06
	3rd Quarter	$0.12	$0.05
	4th Quarter	$0.39	$0.05
2008	1st Quarter	$0.61	$0.06
	2nd Quarter	$0.70	$0.26
	3rd Quarter	$3.0	$0.14
	4th Quarter	$0.35	$0.065
As reported by the over-the-counter Bulletin Boards, on March 31, 2009 (the closing sales price of the Company’s Common Stock was $0.012 per share.
The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.
The Company has no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA
Not required for Smaller Reporting Companies

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and plan of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “risk factors” and elsewhere in this prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Results of Operations:
Net Sales: The Company recorded sales of $14.54 million verses $14.59 million in the previous year. The major contributor of sales was the Company’s AFS subsidiary, which experienced slower than planned customer deliveries in the fourth quarter.
Gross Profit: Gross profit was $4.11 million verses $4.43 million in the previous year, impacted by increases in the cost of raw materials.
Selling Expenses were $1.42 million verses $1.26 million in the previous year as the AFS subsidiary experienced one-time costs associated with expediting the transport of selected shipments to customers.
General and Administrative Expenses were $2.67 million verses $2.25 million in the previous year due to additional legal and accounting fees necessary for a publicly-traded company.
Research and Development Expenses were $35,800 verses and $48,200 in the previous year.
Depreciation and Amortization Expenses were $302,300 verses $230,800 in the previous year.
Advertising Costs — Advertising costs are expensed as incurred. Advertising costs were $126,000 versus $150,000 in the previous year..
Income (loss) from operations were ($488,800) verses $398,300 in the previous year due to start-up costs associated with the DIAS subsidiary..
Non-operating income (expense) was ($157,700) unfavorable verses ($561,700) unfavorable in the previous year.
Income Before Income Taxes was ($646,600) verses ($163,400) in the previous year due to start-up costs associated with the DIAS subsidiary..
Income Taxes were $111,300 verses $21,800 in the previous year.
Net Income (loss) was ($757,900) verses ($185,200) in the previous year which reflects the start-up costs of the DIAS subsidiary.
Liquidity and Capital Reserves
The Company had $809,900 in cash and deposits as of December 31, 2008 compared with $727,400 as of December 31, 2007. As customers with standing or open orders extend or stretch out their deliveries, the Company anticipates increased need for capital to fulfill new orders, while maintaining increased inventory. Company is engaged constantly in dialog with these customers to take possession of their inventory as soon as possible. The Company is in the process of soliciting funding from public and private sources to maintain an adequate level for our projected business.

Off-Balance Sheet Arrangements
None
Contractual Obligations:

Contractual		Less than	1 to 3	3 to 5
Obligations	Total	1 year	years	years	+5 years
Long Term Debt	5,178,358	3,824,251	367,010	996,097	0
Capital Lease
Operating Lease	399,956	194,737	205,219
Purchase
Other
Total	5,578,314	4,018,988	572,229	996,097

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The response to this item is included in “Item 1A Risk Factors” .
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On July 18, 2008 Michael F. Albanese, CPA (“Albanese”) was dismissed as independent auditor for the Company. On December 20, 2008, the Company engaged UHY LLP (“UHY”) as its principal independent accountant. This decision to engage UHY was ratified by the majority approval of the Board of Directors of the Company.
Management of the Company has not had any disagreements with Albanese related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the fiscal years ended December 31, 2007 and 2006 and any subsequent interim period through Albanese’s termination on December 19, 2008, there has been no disagreement between the Company and Albanese on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Albanese would have caused it to make a reference to the subject matter of the disagreement in connection with its reports for such years.
Albanese’s report on the registrant’s financial statements as of December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
The Company’s Board of Directors participated in and approved the decision to change independent accountants.
In connection with its review of financial statements through September 30, 2008, there have been no disagreements with Albanese on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Albanese would have caused them to make reference thereto in their report on the financial statements.
During the most recent audit period and the interim period subsequent to December 19, 2008 there have been no reportable events with the Company as set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.
There have been no changes in and/or disagreements with UHY LLP, our independent registered public accountants, on accounting and financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). As of December 31, 2008, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by the Annual Report.
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
Management conducted an evaluation of the effectiveness of the internal controls over financial reporting as of December 31, 2008, as defined by Rule 13a-15(f) and based upon the framework provided by the Treadway Commission’s Committee of Sponsoring Organizations.
This annual report does not include an attestation report of the Company’s independent registered Public accounting firm regarding internal controls over financial reporting. Management report was not subject to attestation pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report on the internal controls in the report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following persons are our executive officers and directors. Directors are elected to hold offices until the next annual meeting of Shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name and Address	Age	Positions and Offices
Hung-Lang “Eric” Huang	50	President, Chief Executive Officer, and
16630 Southfield Road,		Chairman of the Board of Directors
Allen Park, MI 48101

Wang Bing-Chin “Sara” Huang	51	Chief Financial Officer and Director
B1, 207, Section 3, Beishin Road
Shindian City, Taipei Hsien 231
Taiwan

Cliff Nakayama	55	Director
4546 B-10 El Camino Real #353
Los Altos, CA 94022

Chun-Ying “John” Chen	55	Director
16630 Southfield Road,
Allen Park, MI 48101
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
Except for Mr. and Mrs. Hung-Lang and there are no family relationships among our directors and officers. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.
Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.
The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the company has only four directors to date and such directors have been performing the functions of an audit committee
The business address for each of our officers and directors is 16630 Southfield Road, Allen Park, MI 48101.
Section 16(a) Beneficial Ownership Compliance.
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, did not file all required reports on a timely basis.
Code of Ethics.
     We currently do not have a code of ethics. We intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.
Board Committees and Designated Directors.
The board of directors is currently composed of four individuals and we do have an audit committee.
ITEM 11. EXECUTIVE COMPENSATION
BOARD OF DIRECTORS
All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the board of directors to hold office until the first meeting of the board following the next annual meeting of stockholders and until their successors are chosen and qualified.
DIRECTORS’ COMPENSATION
We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director.

EXECUTIVE COMPENSATION
The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers. As of October 31, 2008, two of our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended December 31, 2007 and 2008 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.
SUMMARY COMPENSATION TABLE

					LONG-TERM
					COMPENSATION AWARDS
NAME AND PRINCIPAL		ANNUAL COMPENSATION TABLE			SECURITIES UNDERLYING
POSITION	YEAR	SALARY	BONUS	OTHER	OPTIONS/SARS
Hung-lang “Eric” Huang	CEO 2008	$68,450	$0	$0	None
	2007	$45,668	$0	$0	None
Bing-chin “Sara” Wang Huang,	CFO 2008	$51,422	$0	$0	None
	2007	$37,036	$0	$0	None
OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
None.
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES
None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2009 by:
o	all persons who are beneficial owners of five percent (5%) or more of our common stock;

o	each of our directors;

o	each of our executive officers; and

o	all current directors and executive officers as a group.
Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.
As of March 31, 2009, 102,000,000 shares of common stock are issued and outstanding. Applicable percentage ownership in the following table is based on 102,000,000 shares of common stock outstanding as of March 31, 2009.
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2009 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

			Amount Owned	Percentage Of
Title of Class	Name and Address of Owner	Title	Before Offering	Issued Stock
	Hung-Lang Huang[1]	President, Chief
	5F, 6-4, Lane 301, SEC., 2 HIS	Executive Officer
Common	Taipei, TA	and Director	48,606,000	47.6%

	Wang Bing-Chin Huang[2]	Secretary, Treasurer,
	5F, 6-4, Lane 301, SEC., 2 HIS	Chief Financial
Common	Taipei, TA	Officer and Director	48,606,000	47.6%

	Eden International Investment &
	Development Inc.[3]
	62-2 No. 108 Longjiang Rd.
	Taipei 104
Common	Taiwan, R.O.C.,	Shareholder	6,000,000	5.86%

	Gideon Holding Inc.[4]
	Room 51, 5th Floor, Britannia House
	Jalan Cator Bandar
	Seri Begawan BS 8811 Negra
Common	Brunei Darussalam	Shareholder	6,000,000	5.86%

	Circletex Corp[5]
	300 Center Ave
	Suite 202
Common	Bay City, MI 48708	Shareholder	8,500,000	8.31%

	Triad Trading Ventures Inc.[6]
	Cond Los Faroles 50 Metros Arr
Common	Desamparados, SA	Shareholder	6,000,000	5.86%

	Clifford Nakayama[7]
	4546 B-10 El Camino Real #353
Common	Los Altos, CA 94022	Director	5,000,000	4.90%

Common	Chun-ying “John” Chen	Director	75,000	—

	All directors and executive officers
	as a group(4 persons)		53,681,000	52.62%

[1]	The shares attributed to Mr. Huang, our President, Chief Executive Officer and Director are owned as follows: Hung-lang Huang: 15,078,000 shares; Bing-chin Wang Huang, our Secretary, Treasurer, Chief Financial Officer and Director and the spouse of Mr. Huang: 11,028,000 shares; Hebron Holding Corp., which is owned by Mr. Huang and his children, Hsin Huang, Ya-Wen Huang and Ya-En Huang: 15,000,000 shares; Jabez Holding Corp. , which is owned by Mr. Huang and his children, Hsin Huang, Ya-Wen Huang and Ya-En Huang: 7,500,000 shares.

[2]	The shares attributed to Bing-chin Wang Huang, our Secretary, Treasurer, Chief Financial Officer are owned as follows: Bing-chin Wang Huang: 11,028,000 shares; Hung-lang Huang, our President, Chief Executive Officer and Director and spouse of Bing-chin Wang Huang: 15,078,000 shares;; Hebron Holding Corp., which is owned by Mr. Huang and his children, Hsin Huang, Ya-Wen Huang and Ya-En Huang: 15,000,000 shares; Jabez Holding Corp. , which is owned by Mr. Huang and his children, Hsin Huang, Ya-Wen Huang and Ya-En Huang: 7,500,000 shares.

[3]	Eden International Investment & Development Inc. is owned by Chuan-Chen Hu.

[4]	Gideon Holding Inc. is owned by Chuan-Chen Hu, Chih-Mi Yu, Mi-Na Hu, Mi-Ni Hu and Mi-Fi Hu.

[5]	Circletex Corp. is owned by Nitin Amersey.

[6]	Triad Trading Ventures Inc. is owned by Markland Amersey.

[7]	The shares attributed to Clifford Nakayama, our director, are owned as follows: Clifford Nakayama; 1,000,000 shares; CEN International Foundation of which any proceeds not allocated at the time of dissolution is beneficially divided among Mr. Nakayama’s spouse, his two daughters, and a trust account: 4,000,000.

Except as otherwise noted herein, the percentage is determined on the basis of 102,000,000 shares of our common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Mrs. Wang Bing-Chin “Sara” Huang , a director and Chief Financial Officer of the Company is the wife of Hung-Lang “Eric” Huang, the Chairman, Chief Executive Officer and President of the Company.
Corporate Governance and Director Independence.
The Company has not:
*	established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though two of our current directors would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor
*	Other than an audit committee, established any committees of the board of directors.
Currently, the board of directors is determining whether the Company requires any corporate governance committees at this time.
Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Selection of the independent public accountants for the Company is made by the Board of Directors. The Company’s Board of Directors did not have an Audit Committee until an Audit Committee was established on February 20, 2009.
The following table sets forth the aggregate fees billed to us for the years ended December 31, 2008 and December 31, 2007 by UHY LLP, our independent auditors for the year ended December 31, 2008 and by Michael F. Albanese, CPA, our independent auditors for the year ended December 31, 2007:

	2007	2008
Audit Fees			$15,000
Audit-Related Fees		$
Tax Fees		$
Other Fees		$
Totals			$15,000
Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements. Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2008 for us to become a fully reporting public company. Our Board of Directors is of the opinion that the Audit-Related Fees charged by UHY LLP (and Michael F. Albanese, CPA) were consistent with UHY LLP (and Michael F. Albanese, CPA) maintaining its independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect UHY LLP independence.
The firm of UHY LLP (“UHY”) acts as our principal independent registered public accounting firm. Through December 31, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leases auditing staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has no full time employees and therefore, none of the audit services performed were provided by full time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Audited Consolidated Statements of Operations for the Year Ended December, 2008 and 2007

Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008, and 2007

Audited Consolidated Statements of Cash Flows for the Year Ended December 31, 2008 and 2007

Notes to Audited Consolidated Financial Statements
     (b) Exhibit Index

3.2	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on July 31, 2008 (filed with Form 8-K on September 8, 2008)

10.1	Stock Purchase Agreement and Share Exchange (filed with Form 8-K on March 21, 2008)

16.1	Letter of Sherb & CO. filed with Form 8-K on September 25, 2008

31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 **

31.2	Certification by CFO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAS HOLDING, INC.
(Registrant)

Dated: April 20, 2009	By	/s/ Hung-Lang Huang

Hung-Lang Huang, Chairman of the Board, Chief Executive Officer and President

Dated: April 20, 2009	By	/s/ Wang Bing-Chin Huang

Wang Bing-Chin Huang , Director and Chief Financial Officer

Dated: April 20, 2009	By	/s/ Cliff Nakayama

Cliff Nakayama, Director

Dated: April 20, 2009	By

Chun-Ying Chen, Director

DIAS HOLDING INC. AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
DIAS Holding Inc.
We have audited the accompanying consolidated balance sheet of DIAS Holding Inc. and Subsidiaries (“the Company”) as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DIAS Holding Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ UHY LLP
Southfield, Michigan
April 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT
To the Board of Directors and Shareholders of Componus Inc. and Asia Forging Supply Co., Ltd.:
I have audited the consolidated balance sheet of Componus Inc. and Asia Forging Supply Co., Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.
I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits and the reports of the other auditors provide a reasonable basis for my opinion.
In my opinion, based on my audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Componus Inc. and Asia Forging Supply Co., Ltd. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
/s/
Michael F. Albanese, CPA
Parsippany, New Jersey
March 29, 2008

DIAS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$809,937	$727,415
Accounts receivable, net of factoring and allowance for doubtful accounts of $27,204 and $121,331, respectively	2,009,248	1,712,957
Notes receivables, net of allowance for doubtful accounts of $1,394	75,783	68,420
Inventory	2,613,691	2,692,196
Prepaid expenses and other current assets	852,425	954,989

Total current assets	6,361,084	6,155,977

Fixed assets:
Land	1,306,354	1,321,673
Property and equipment, net	2,216,919	2,251,748

Total fixed assets, net	3,523,273	3,573,421

Other assets	345,780	456,471

Total assets	$10,230,137	$10,185,869

Liabilities and stockholders’ equity
Current liabilities:
Short-term loans and current portion of long-term debt	$3,824,251	$3,153,369
Accounts payable	2,550,448	2,658,645
Accrued expenses	461,987	809,708
Customer advances	157,271	180,790
Advances from stockholders	173,983	38,602
Other current liabilities	157,778	19,264

Total current liabilities	7,325,718	6,860,378
Long-term debt and other liabilities	1,363,107	1,481,184

Total liabilities	8,688,825	8,341,562

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock of 0.001 par value per share — authorized, 500,000,000 shares; Outstanding, 102,000,000 shares and 89,000,000 at December 31, 2008 and 2007, respectively	102,000	89,000
Paid-in capital	2,409,015	2,409,015
Other comprehensive income	446,695	4,810
Accumulated deficit	(1,416,398)	(658,518)

Total stockholders’ equity	1,541,312	1,844,307

Total liabilities and stockholders’ equity	$10,230,137	$10,185,869

The accompanying notes are an integral part of these consolidated financial statements.

DIAS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007

Net sales	$14,542,701	$14,593,144
Cost of goods sold	10,431,494	10,156,280

Gross profit	4,111,207	4,436,864

Operating expenses
General and administrative	2,676,297	2,259,993
Selling	1,421,307	1,266,900
Research and development	35,876	48,219
Depreciation and amortization	302,378	230,833
Advertising	126,326	150,184
Bad debts	37,911	82,351

Total operating expenses	4,600,095	4,038,480

Income (loss) from operations	(488,888)	398,384
Other income (expenses)
Interest expense	(363,033)	(380,331)
Gain on foreign currency transactions, net	56,096	20,211
Other	149,226	(201,677)

Loss before income taxes	(646,599)	(163,413)
Income tax expense	111,281	21,817

Net loss	$(757,880)	$(185,230)

Loss per share:
Basic and diluted loss per share	$(0.008)	$(0.002)

Weighted average shares outstanding:
Basic and diluted	92,658,470	89,000,000
The accompanying notes are an integral part of these consolidated financial statements.

DIAS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007

				Other		Total
	Capital		Additional Paid	comprehensive	Accumulated	Stockholders’
	Stock	Value	In Capital	income	deficit	Equity

Balance, January 1, 2007	62,500,000	$62,500	$2,409,015	$(3,544)	$(473,288)	$1,944,683
Shares issued for services	26,500,000	26,500				26,500
Unrealized translation gain				8,354		8,354
Net loss					(185,230)	(185,230)

Balance, December 31, 2007	89,000,000	89,000	2,409,015	4,810	(658,518)	1,844,307
Shares issued for Merger	13,000,000	13,000				13,000
Unrealized translation gain	—	—	—	441,885	—	441,885
Net loss	—	—	—	—	(757,880)	(757,880)

Balance, December, 31, 2008	102,000,000	$102,000	$2,409,015	$446,695	$(1,416,398)	$1,541,312

The accompanying notes are an integral part of the consolidated financial statements.

DIAS HOLDING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008 and 2007

	2008	2007

Operation activities
Net loss	$(757,880)	$(185,230)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	302,378	230,833
Stock issued for service	—	26,500
Impairment Loss	—	304,401
Loss on sale of property and equipment	—	23,772
Changes in assets and liabilities:
Accounts receivable and notes receivable	(303,654)	3,304,574
Inventory	78,505	(503,286)
Prepaid expenses and other assets	40,869	(203,349)
Accounts payable	(108,197)	(1,266,994)
Accrued expenses	(347,721)	68,973
Advances on collection	(23,519)	159,527
Other current liabilities	138,624	(27,862)

Cash flows (used in) provided by operating activities	(980,595)	1,931,859

Investing activities
Sales of investment	—	46,035
Additions to property and equipment	—	(175,341)
Proceeds from sale of property and equipment	15,319	19,398

Net cash provided by (used in) investing activities	15,319	(109,908)

Financing activities
Borrowings on long-term debt	772,121	(1,986,234)
Repayment of long-term debt	(219,316)	(154,737)
Increase in advances from stockholders	135,381	(245,894)

Net cash provided by (used in) financing activities	688,186	(2,386,865)

Effect of exchange rate changes on cash	359,612	4,975

Net increase (decrease) in cash and cash equivalents	82,522	(559,939)

Beginning cash and cash equivalents	727,415	1,287,354

Ending cash and cash equivalents	$809,937	$727,415

Supplemental disclosure of cash flow information:
Cash paid for interest	$381,150	$402,708

Cash paid (refund received) for income taxes	$(59,622)	$21,817

The accompanying notes are an integral part of the consolidated financial statements.

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 1 — Nature of Business and Basis of Presentation
Nature of Business
DIAS Holding Inc. (“the Corporation” or “Company”) formerly Componus, Inc. was incorporated in Canada on January 21, 2005 under the Canada Business Corporations Act under the name Tritac Finvest Corporation.
On December 20, 2005 Componus, Inc. affected a name change from Tritac Finvest Corporation and a change in its jurisdiction of incorporation to the State of Nevada, USA. Componus, Inc. then merged with Asia Forging Supply Co., Ltd to form Componus, Inc. on Sept., 20, 2006. Componus changed its name to DIAS Holding Inc. following the reverse merger describe below.
Asia Forging Supply Co., Ltd. (“AFS”), was incorporated in December 1997, in the Republic of China (ROC), engages mainly international business in forging parts for the automobile industry. All manufacturing and administration offices are located in Shindian City, Taipei, Taiwan. There are 3 inventory warehouse locations in the Midwest United States.
DIAS Holding Inc. has an administrative office in Allen Park, Michigan and headquarters in Taipei, Taiwan.
On September, 20, 2008, JPC Capital Partners, Inc. (“JPC”), a company incorporated in Delaware, US, executed a Stock Purchase Agreement and Share Exchange (the “Agreement”) with the Corporation. The Agreement provided for the acquisition of the Corporation whereby the Corporation became a wholly owned subsidiary of JPC. In connection with the acquisition of the Corporation, JPC shall issued 89,000,000 total shares of common stock, which represents and equates to 87.25% of the total issued and outstanding common stock of JPC after the transaction closed (“reverse merger”). These shares were issued in exchange for all of the issued and outstanding shares of the Corporation. The Corporation also paid to JPC up to $25,000 for reimbursement of its legal fees incurred as a result of the transactions contemplated by the Agreement. The agreement was executed in 2008.
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles.
Note 2 — Summary of Significant Accounting Policies
Basis of Consolidation — The consolidated financial statements included the account of DIAS Holding Inc. and all entities in which DIAS Holding Inc. has a controlling voting interest (“subsidiary”). All significant inter company accounts and transactions between consolidated companies have been eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash on deposits and all short-term highly liquid investments purchased with remaining maturities of three months or less.

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 2 — Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments — The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.
Inventory — Inventory is stated at the lower of average cost (first-in, first-out method) or market, and at December, 31, 2008 and 2007, had a value of $2,613,691 and $2,692,196, respectively.

	December, 31, 2008	December 31, 2007

Raw material	$90,184	—
Finished goods in Taiwan	$605,965	$1,397,696
Stock in the Midwest United States	$1,917,542	$1,294,500

	$2,613,691	$2,692,196

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets (generally 40 years for buildings and 5 years for machinery, transportation equipment, computer and office equipments).
Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization is eliminated from the respective amounts and any resulting gains or losses are reflected in operations. Expenditures for repairs and maintenance costs are expensed as incurred.
Revenue Recognition — Revenues are recognized in connection with sales of products when all of the conditions are met: (1) there exists evidence of an arrangement with the customer, typically consisting of a purchase order or contract; (2) products have been delivered and title and risk of loss has passed to the customer, which occurs when a product is shipped under customary terms, generally FOB shipping point; (3) the amount of revenue is fixed or determinable; and (4) it is probable that the amount sold will be collected.
Total allowances for doubtful accounts for the accounts receivable and notes receivable were provided to reserve for credit losses as a result of customers’ inability to pay. The amount reserved for accounts receivable and notes receivable is based upon the historical trend data. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable and notes receivable become available.
Advertising Costs - Advertising costs are expensed as incurred. Advertising costs were $126,325 and $150,184 for the years ended December 31, 2008 and 2007, respectively.
Income Taxes — The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. As of December 31, 2008, the Company had no unrecognized tax benefits due to uncertain tax positions.

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
Geographic Information — Product revenues primarily from customers based in the following geographic areas for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007

North America and Mexico	$13,050,840	13,294,236
Asia	$1,357,111	1,074,825
Europe	$134,750	224,083
Foreign Currency Translation — AFS which is located and operates in Shindian City, Taipei, Taiwan, keeps its books and records in New Taiwan Dollars (“NT$”). The functional currency of AFS is the NT$, the currency of the primary economic environment in which the subsidiary operates. Accordingly, AFS’s financial information is translated from NT$ into US Dollars (“USD”) in accordance with Financial Accounting Standard No. 52 (“FAS 52”). Gains and losses related to the translation from the foreign currency (NT$) to the reporting currency (USD) are reported in other comprehensive income (loss) within the consolidated statements of stockholders’ equity.
Foreign Operations — The consolidated financial statements include the operations of AFS which have been translated into USD in accordance with FAS 52. Included in the consolidated statements of operations were net sales of $14,451,431 and net loss of $6,731 for the year ended December 31, 2008, respectively. The consolidated balance sheet included total assets of $11,539,722 as of December 31, 2008.
Intangible Assets — Intangible assets with finite lives are amortized over their respective estimated useful lives. The amount of intangible assets to be amortized shall be the amount initially assigned to that asset less any residual value. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived described below.
Impairment of Long-Lived Assets Other than Goodwill — Long-lived assets held and used, including intangible assets with finite lives are tested for recoverability when circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of long-lived assets is evaluated by comparing the carrying amount of an asset or asset group to management’s best estimate of the undiscounted future operating cash flows expected to be generated by the asset or asset group. If these comparisons indicate that the asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying value of the asset or asset group exceeds fair value. Fair value is determined by quoted market price, if available, or an estimate of projected future operating cash flows, discounted using a rate that reflects the related average operating cost of fund.

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 2 — Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements — The following are new accounting standards and interpretations that may be applicable in the future to the Company:
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement.
This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157. The implementation of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.
In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 161.

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 2 — Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements (Continued)
In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.
Also in May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.
In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. We are assessing the potential impact of this FSP on our convertible debt issuances.
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are assessing the potential impact of this FSP on our earnings per share calculation.
In June 2008, FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF on our financial condition and results of operations.

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 3 — Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets were comprised of the following: -

	December 31,	December 31,
	2008	2007

Prepaid inventory purchases	$286,938	$238,532
Purchases in advance	271,227	294,206
Prepaid commission	228,888	240,808
VAT on purchases	65,372	66,326
Other receivables	—	96,269
Supplies	—	14,443
Prepaid income tax	—	4,405

Total	$852,425	$954,989

Note 4 — Property and Equipment
Property and equipment and the related accumulated depreciation consisted of the following: -

	December 31,	December 31,
	2008	2007

Plant and equipment:
Buildings	$1,334,218	$1,349,863
Transportation equipment	184,615	190,969
Office equipment	387,982	386,396
Mold and miscellaneous equipment	1,603,343	1,451,365

Total cost	3,510,158	$3,378,593

Total accumulated depreciation	$1,293,239	$1,126,845

Plant and equipment — net	$2,216,919	$2,251,748

Depreciation expense was $166,394 and $208,775 for the years ended December, 31, 2008 and 2007, respectively.

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 5 — Other assets

Guarantee deposit paid	$186,308	$190,832
Other	107,406	160
Intangible assets
At cost	349,386	308,835
Accumulated amortization	(297,320)	(43,356)

	$345,780	$456,471

The intangible assets are amortized over five years. Amortization expense of $135,984 and $22,058 was recorded for the years of ended December, 31, 2008 and 2007, respectively. Aggregate amortization expense for the year ended December 31, 2009 is expected to be approximately $52,066.
Note 6 — Long-term debt

			December	December 31,
	Interest	Matures in	31, 2008	2007
Description	Rate	FY	US$	US$

Short-term debt and current portion of long-term debt:
Unsecured foreign bank loan	3.17% to 7%	2008	$1,423,943	$1,171,429
Secured foreign bank loan	3.17% to 7%	2008	1,780,909	1,762,574
Current portion of long-term debt		2008	619,399	219,366

Total short-term debt and current portion of long-term debt			3,824,251	3,153,369

Long-term debt
Secured foreign bank loan	3.01%	2020	1,982,506	1,540,194
Unsecured foreign bank loan	3.35% to 6%	2008-2009	—	160,356
Current portion of long-term debt			(619,399)	(219,366)

Long term debt			1,363,107	1,481,184

Total debt			$5,187,358	$4,634,553

Aggregate maturities of long-term debt are as follows:

Fiscal year ending December 31
2009	$3,824,251
2010	145,786
2011	108,933
2012	112,291
2013 and thereafter	996,097

Total	$5,187,358

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 7 — Accrued expenses

	December 31,	December 31,
	2008	2007
Salaries and wages	$52,480	$124,962
Commission	47,175	116,330
Interest	10,136	17,366
Tax	84,765
Accrued payables and other	267,431	551,050

	$461,987	$809,708

Note 8 — Net earnings (loss) per share
Basic net earnings (loss) per share excluding dilution is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed the same as basic except that the denominator also includes shares issuable.
As December, 31, 2008 and 2007 basic and diluted loss per share was the same as there were no outstanding instruments having a dilutive effect.
Note 9 — Income taxes
The Company is subject to US federal and state income tax. The subsidiary is subject to tax and file income tax returns in Taiwan. The statutory tax rate in effect for the year ended December, 31, 2008 is 25%. The Company’s effective income tax rate differs from the federal statutory rate of 25% for the reason set forth below for the years ended December 31:

	2008	2007
Income tax benefit at the statutory rate	$(161,650)	$(40,853)
Permanent differences under Taiwan tax authority	304,698	42,312
Other, net	(31,767)	20,358

Total income expense	$111,281	$21,817
Note 10 — Related Party Transactions
As of December, 31, 2008 and 2007, advances from stockholders totalled $173,983 and $38,602, respectively.
The Corporation provided no collateral to the related party for the above loan which is non-interest bearing.

DIAS HOLDING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Note 11 — Commitments and Contingencies
Rent expense for the year ended December 31, 2008 and 2007 was $268,029 and $100,843, respectively. The Company has signed a 3-year rental agreement with a renewal option for its warehouse locations in the U.S.A. The future payments for lease in effect at December, 31, 2008 were as follows: -

Fiscal year ending December 31
2009	194,737
2010	164,175
2011 and thereafter	41,044

Total	$399,956

Note 12 — Reverse Merger and Proforma Information
On September, 20, 2008, JPC Capital Partners, Inc. (“JPC”), a company incorporated in Delaware, US, executed a Stock Purchase Agreement and Share Exchange (the “Agreement”) with the Corporation. In accordance with the Agreement JPC purchased from Componus, Inc. (now known as DIAS Holding Inc. or DIAS) all issued and outstanding shares of Componus’s common stock in consideration for the issuance of 89,000,000 shares of JPC common stock. The Share Exchange resulted in a change in control of JPC with Componus owning approximately 87.25% of the JPC’s common stock after giving effect to a 2 for 1 reverse split of JPC’s, common stock. As a result, Componus became a wholly-owned subsidiary of JPC and JPC abandoned its current line of business and adopted the business of Componus as its sole business. This transaction was accounted for as a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission. Componus Inc. and Asia Forging Supply Co., LTD are considered the accounting acquirer and JPC Capital Partners, Inc. is considered the acquired for accounting purposes. Subsequent to the Share Exchange Transaction the financial statements of the combined entity is in substance those of Componus. The assets, liabilities and historical operations prior to the share exchange transaction are those of Componus. Subsequent to the date of the Share Exchange Transaction, Componus is deemed to be a continuation of the business of JPC Capital Partners. Therefore, the post-exchange financial statements includes the combined balance sheet of JPC Capital Partners, Inc. and Componus, the historical operations of Componus and the operations of JPC Capital Partners and Componus from the closing date of the Share Exchange Transaction forward. The outstanding stock of JPC Capital Partners Inc. prior to the Share Exchange Transaction has been accounted for at their net book value and no goodwill has been recognized.
Note 13 — Economic Dependency and Concentration of Credit and Other Risk
The Company’s sales are to customers in the automotive industry. Continued adverse developments in the North American automotive industries could impact the Company’s liquidity position and/or require restructuring of the Company’s operations or impairment charges. In addition, a prolonged downturn in the automotive market may also impact certain vendor’s financial solvency, resulting in potential liabilities or additional costs to the Company to ensure uninterrupted supply to its customers.
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivables and long-term debt. Exposures to foreign currency risk, business concentration risk and cash flow risk arise in the normal course of business. One customer accounted for approximately 38% of total net sales for the years ended December 31, 2008 and 2007.