Form 10-Q
period 2009-03-31
DIAS Holding, Inc.
filed 2009-05-20
CIK 1162867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended March 31, 2009
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  Yes ☐     No ☐
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
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 102,000,000 shares were issued and outstanding.

DIAS HOLDING, INC.

		Page

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		38
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
DIAS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31,
	(Unaudited)	2008

Assets

Current assets:
Cash and Cash equivalents	$860,779	$809,937
Accounts receivable, net of factoring and allowance for doubtful accounts of $604 and $27,204, respectively	1,784,654	2,009,248
Notes receivables, net of allowance for doubtful accounts of $1,394	59,755	75,783
Inventory	2,333,516	2,613,691
Prepaid expenses and other current assets	785,176	852,425

Total current assets	5,823,880	6,361,084

Fixed assets:
Land	1,258,538	1,306,354
Property and equipment, net	2,383,574	2,216,919

Total fixed assets, net	3,642,112	3,523,273

Other assets	405,716	345,780

Total assets	$9,871,708	$10,230,137

	March 31, 2009	December 31,
	(Unaudited)	2008

Liabilities and stockholders’ equity

Current liabilities:
Short-term loans and current portion of long-term debt	$3,488,820	$3,824,251
Accounts payables	2,355,092	2,550,448
Accrued expenses	590,447	461,987
Advances on collection	281,285	157,271
Advances from stockholders	163,460	173,983
Other current liabilities	207,177	157,778

Total current liabilities	7,086,281	7,325,718
Long-term debt and other liabilities	1,288,581	1,363,107

Total liabilities	8,374,862	8,688,825

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock of 0.001 par value per share — authorized, 500,000,000; Outstanding, 102,000,000 at March 31, 2009 and December 31, 2008.	102,000	102,000
Additional paid-in capital	2,409,015	2,409,015
Other comprehensive income	50,229	446,695
Accumulated deficit	(1,064,398)	(1,416,398)

Total stockholders’ equity	1,496,846	1,541,312

Total liabilities and stockholders’ equity	$9,871,708	$10,230,137

See accompanying notes to unaudited condensed consolidated financial statements.

DIAS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	March 31,
	2009	2008

Net sales	$1,763,506	$3,418,102
Cost of goods sold	1,283,078	2,348,060

Gross profit	480,428	1,070,042
Operating expenses
General and administrative	484,574	373,978
Selling	148,935	302,910
Research and development	383	656
Depreciation and amortization	47,645	36,657
Advertising	21,151	2,027

Total operating expenses	$702,688	716,228

Income (loss) from operations	(222,260)	353,814
Other income (expenses)
Interest expense	(117,654)	(100,378)
Gain on foreign currency transactions, net	36,827	(106,662)
Other	14,862	1,530

Income (Loss) before income tax	(288,225)	148,304
Income tax expense	0	(126,195)

Net Income (loss)	($288,225)	$22,109

Income (Loss) per share:
Basic and diluted Income (loss) per share	($0.003)	$0.000

Weighted average shares outstanding:
Basic and diluted	102,000,000	89,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

DIAS HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	March, 31
	2009	2008

Operating activities
Net Income (loss)	$(288,225)	$22,109
Depreciation and amortization	47,645	36,657
Impairment Loss	593	—
Effect of exchange rate changes on cash	—	(130,316)
Accounts receivable and notes receivable	240,622	(432,008)
Inventory	280,175	(324,228)
Prepaid expenses and other assets	67,250	(299,323)
Accounts payable	(195,356)	96,844
Accrued expenses	83,658	26,718
Income tax payable	44,802
Advances on collection	124,014	114,856
Other current liabilities	49,800	28,239

Net cash (used in) provided by operating activities	454,978	(860,452)
Additions to property and equipment	(188,443)	(111,186)
Proceeds from sale of property and equipment	47,815	—
Additions to property	156,971	—

Net cash provided by (used in) investing activities	16,343	(111,186)
Borrowings (Repayment) on short-term debt	(313,126)	752,054
Borrowings (Repayment) of long-term debt	(96,830)	12,435
Increase (decrease) in advances from stockholders	(10,523)	2,611
Increase (decrease) in guarantee deposits	—	11,847

Net cash provided by (used in) financing activities	(420,479)	778,947

	March, 31
	2009	2008

Net increase (decrease) in cash and cash equivalents	50,842	(192,691)
Beginning cash and cash equivalents	809,937	727,415

Ending cash and cash equivalents	$860,779	$534,724

Supplemental disclosure of cash flow information:
Cash paid for interest	$118,867	$100,378

Cash paid for income taxes	—	$126,195

DIAS HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Nature of Business
DIAS Holding Inc. (“the Corporation”) formerly Componus, Inc. was incorporated in Canada on January 21, 2005 under the Canada Business Corporations Act under the name Tritac Finvest Corporation.
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
On Sept., 20, 2008, JPC Capital Partners, Inc. (“JPC”), a company incorporated in Delaware, US, executed a Stock Purchase Agreement and Share Exchange (the “Agreement”) with the Corporation. The Agreement provides for the acquisition of the Corporation whereby the Corporation shall become a wholly owned subsidiary of JPC. In connection with acquisition of the Corporation, JPC shall issue 89,000,000 total shares of common stock, which will represent and equate to 87.25% of the total issued and outstanding common stock of JPC after the transaction is closed (“reverse merger”). These shares will be issued in exchange for all of the issued and outstanding shares of the Corporation. The Corporation also shall pay to JPC up to $13,000 for reimbursement of its legal fees incurred as a result of the transactions contemplated by the Agreement. The agreement was executed in 2008.
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
Inventory — Inventory is stated at the lower of average cost (first-in, first-out method) or market, and at March, 31, 2009 and December 31, 2008, had a value of $2,333,516 and $2,613,691, respectively.

		December 31,
	March, 31, 2009	2008

Raw material	$184,813	$90,184
Finished goods in Taiwan	$694,320	$605,965
Stock in the Midwest United States	$1,454,383	$1,917,542

	$2,333,516	$2,613,691

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
Advertising Costs — Advertising costs are expensed as incurred. Advertising costs were $21,151 and $2,027 for the three month ended March 31, 2009 and 2008, respectively.
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
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. As of March 31, 2009, the Company had no unrecognized tax benefits due to uncertain tax positions.
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
Geographic Information — Product revenues primarily from customers based in the following geographic areas for the years ended March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31 2008

North America and Mexico	$1,717,985	$3,024,481
Asia	24,692	318,841
Europe	20,829	74,780
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
Foreign Operations — The consolidated financial statements include the operations of AFS which have been translated into USD in accordance with FAS 52. Included in the consolidated statements of operations were net sales of $1,763,405 and net loss of $288,225 for the March 31, 2009, respectively. The consolidated balance sheet included total assets of $9,871,709 as of March 31, 2009.
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
Recent Accounting Pronouncements — The following are new accounting standards and interpretations that may be applicable in the future to the Company:
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009. Additionally, our operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.
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
The proforma financial statements to show the impact as if the reverse merger occurred on January 1, 2008 have been omitted as the impact is immaterial.
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
Also in May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

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
Note 3 — Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets were comprised of the following: -

	March 31,	December 31,
	2009	2008

Prepaid inventory purchases	$285,131	$286,938
Purchases in advance	220,510	271,227
Prepaid commission	43,,560	228,888
Prepaid income taxes	235,975	—
VAT on purchases	—	65,372

Total	$785,176	$852,425

Note 4 — Property and Equipment
Property and equipment and the related accumulated depreciation consisted of the following: -

	March 31, 2009	December 31, 2008
	US$	US$
Property and equipment:
Buildings	$1,285,383	$1,334,218
Transportation equipment	177,858	184,615
Office equipment	370,644	387,982
Mold and miscellaneous equipment	1,567,118	1,603,343

Total cost	3,401,003	3,510,158

Total accumulated depreciation	$1,017,429	$1,293,239

Property and equipment — net	$2,383,574	$2,216,919

Depreciation expense was $45,232 and $116,394 for the March, 31, 2009 and December 31, 2008, respectively.
Note 5 — Other assets

Guarantee deposit paid	$179,488	$186,308
Other	178,475	107,406
Intangible assets
At cost	336,598	349,386
Accumulated amortization	(288,845)	(297,320)

	$405,716	$345,780

The intangible assets are amortized over five years. Amortization expense of $2,413 and $135,894 was recorded for the periods March 31, 2009 and December, 31, 2008, respectively.
Note 6 — Long-term debt

				December 31,
	Interest	Matures in	March 31, 2008	2007
Description	Rate	FY	US$	US$

Short-term debt and current portion of long-term debt:
Unsecured foreign bank loan	3.17% to 7%	2008	$2,901,729	$1,423,943
Secured foreign bank loan	3.17% to 7%	2008		1,780,909
Current portion of long-term debt		2008	587,091	619,399

Total short-term debt and current portion of long-term debt			3,488,820	3,824,251
Long-term debt
Secured foreign bank loan	3.01%	2020	1,875,671	1,982,506
Unsecured foreign bank loan	3.35% to 6%	2008-2009	—	—
Current portion of long-term debt			(587,090)	(619,399)

Long term debt			1,288,581	1,363,107

Total debt			$4,777,402	$5,187,358

Aggregate maturities of long-term debt are as follows:

Fiscal year ending December 31
2009	$3,488,820
2010	145,786
2011	108,933
2012	112,291
2013 and thereafter	921,572

Total	$4,777,402

Note 7 — Accrued expenses

March 31, 2009
US$
Salaries and wages	$87,116
Commission	220,510
Interest	11,233
Tax	129,567
Accrued payables and other	142,021

$590,447

Note 8 — Net Income (loss) per share
Basic net earnings (loss) per share excluding dilution is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share is computed the same as basic except that the denominator also includes shares issuable.
As March, 31, 2009 and 2008 basic and diluted income (loss) per share was the same as there were no outstanding instruments having a dilutive effect.
Note 9 — Income taxes
The Company is subject to US federal and state income tax. The subsidiary is subject to tax and file income tax returns in Taiwan. The statutory tax rate in effect for the year ended March 31, 2009 is 0%.
Note 10 — Related Party Transactions
As of March 31, 2009 and the end of 2008, note payable to a stockholder totalled $163,460 and $173,983, respectively.
The Corporation provided no collateral to the related party for the above loan which is non-interest bearing.
Note 11 — Commitments and Contingencies
Rent expense for the March 31, 2009 and 2008 was $51,853 and $268,029, respectively. The Company has signed a 3-year rental agreement with a renewal option for its warehouse locations in the U.S.A. The future payments for lease in effect at December, 31, 2008 were as follows: -

Fiscal year ending December 31
2009	136,003
2010	181,337
2011 and thereafter	—

Total	$317,340

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.
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
The Company’s network of factories is dedicated to providing low to high volume forged and cast metal products. Available production capacity is a key factor in a customer’s determination to re-source. Below is an overview of approximate annual capacity of the Company network:
AFS Factory Network

		Capacity
Type of Factory	Number	(metric tons)
Integrated Suppliers	4	N/A
Castings	6	200,000
Forgings	36	500,000
Upsetters	4	110,000
Stamping	1	200,000
Machining	5	500,000
Assemblies	5	N/A
Wheels	4	200,000

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
CUSTOMERS
Our AFS subsidiary’s customers are comprised of reputable OEM and aftermarket companies, including, but not limited to:
•	Affinia ( formerly Dana Corporation’s Brake and Chassis Group) ( Aftermarket — Automotive)

•	Advanced Clutch Technologies ( Aftermarket — Racing clutches)

•	Best Access Systems (OEM — Furniture)

•	Centric Parts / Stoptech (aftermarket — Performance Racing Braking Systems)

•	DESC Group/ Tremec Transmissions(OEM — Automotive)

•	Eston/Linamar (OEM — Automotive)

•	Eaton, formerly Tractech (OEM — Recreational off road vehicles)

•	International Truck ( OEM — Commercial Trucks)

•	Suspension Y Direccion S.A. De C.V. (Aftermarket — Automotive)

•	TRW (Malaysia)
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
EMPLOYEES
The Company has 55 employees, with 44 at our AFS subsidiary and 11 at our DIAS subsidiary as of March 31, 2009.
FACILITIES
The Company owns its office at B1, 207, Sec. 3, Beishin Road, Shindian City, Taipei, 231, Taiwan, R.O.C. A portion of this office was leased to another company for three years and the rental income approximately US$7,394 per month.
The Company leases an office at 12F-2 No. 25, Lane 238, Szu Ping Road, Peitun Dist., Taichung, Taiwan, 40679. The lease is for two years from January 01, 2008 to December 31, 2009 and costs approximately $1,900 USD per month. The lease is renewable.
The Company leases a property at 16630 Southfield Road, Allen Park, Michigan 48101. The lease is for three years and costs approximately $13,266.67 per month. The lease is renewable.
The Company has no plans to acquire any property in the immediate future.

FINANCIAL CONDITION
The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section hereof.

	Three Months Ended March 31,
	2009	2008
Revenues	$1,763,506	$3,418,102

Operating Expenses	$702,688	$716,228

Net Income (Loss)	($288,225)	$22,109

Net Income Per Common Share, Basic and Diluted	($0.002)	$0.00025

Weighted Average Number of Shares	102,000,000	89,000,000
Current Assets	$5,823,880	$6,361,084

Total Assets	$9,871,708	$10,230,137

Total Liabilities	$8,374,862	$8,688,825

Total Stockholders’ Equity	$1,496,846	$1,541,312

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries.
We value our inventories at the lower of cost or market. We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.
Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value. In accordance with SFAS 142, the Company examined goodwill for impairment and determined that the Company’s carrying amount did not exceed the fair value, thus, there was no impairment.
Generally, sales are recognized when shipments are made to customers. Rebates, allowances for damaged goods and other advertising and marketing program rebates are accrued pursuant to contractual provisions and included in accrued expenses. Certain amount of our revenues fall under the percentage-of-completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified.
RESULTS OF OPERATIONS
Net Sales: Net sales for three months ended March 31, 2009 was $1,763,506 or 97% of Fourth Quarter, 2008 sales, and 52% of $3,418,102 for the three months ended March 31, 2008. Sales declined during the period primarily due to reduction of anticipated deliveries in timing and amount for several customers experiencing slower sales in both OEM and aftermarket sectors.
Gross Profit: Gross profit for the three months ended March 31, 2009 was $480,428 or 100% of Fourth Quarter, 2008, and 45% compared to the gross profit of $1,070,042 for the three months ended March 31, 2008 due to slightly better cost of goods control compared to the fourth quarter of 2008.
Operating Expenses: Operating expenses for the three months ended March 31, 2009 decreased to $702,688, or 98%, compared to $716,228 for the three month period ended March 31, 2009. Operating expenses as a percentage of sales increased in the three month period ended March 31, 2009 to 40% from 21% in the three month period ended March 31, 2008. The increase in operating expenses as percentage of sales was primarily due to increases in G&A, and advertising expenses related to the auto salon subsidiary and corporate compliance expenses.

Net Income/Loss: The Company had net (loss) of ($288,225) which was -16% of net sales, for the three month period ended March 31, 2009 as compared to a net income of $22,109, which was 0.006% of net sales, for the three month period ended March 31, 2008. The lower net income percentage in the current quarter as compared to the previous quarter a year ago was a result of sales decline, increased expenses from auto salon subsidiary operations and corporate compliance expenses.
Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 38% and 38% for 2009 and 2008, respectively.
EFFECTS OF INFLATION
The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was $2,550,982 at March 31, 2009, compared to $2,327,741 at December 31, 2008. This included cash and cash equivalents of $860,779 at March 31, 2009 and $809,937at December 31, 2008, respectively, as the Company continued to accrue inventory due to delays in deliveries by customers.
Receivables decreased $224,594 or 11% at March 31, 2009 to $1,784,654 at March 31, 2009 from $2,009,248 at December 31, 2008. The decrease in accounts receivable is attributable to resumption of delayed payments in fourth quarter, 2008.
Inventories decreased $280,175 or 11% to $2,333,516 at March 31, 2009 from $2,613,691 at December 31, 2008. The decrease in inventory was due to resumption of deliveries by Company’s major customer.
Continuing operations generated $454,978 of cash for the three months ended March 31, 2009, compared to use of ($860,452) of cash for the three months ended March 31, 2008. The increase in cash flows was primarily related to payments of account payable and collection of account receivables timing. Investing activities for continuing operations was favorable by $16,343 of cash during the three months ended March 31, 2009, compared to $111,186 used during the three months ended March 31, 2009. The use of cash by investing activities was primarily attributable to property & equipment. The financing activities during the three months ended March 31, 2009 used up $420,478 in cash from payments for short & long term debt and provided $50,843 in cash for the three month period ended March 31, 2009 compared with three months ended March 31, 2008 is decrease of ($192,691)
We believe that our cash on hand, cash generated by operations, and continued reduction of inventory as is customers continue to resume deliveries sufficient to meet the capital demands of our current operations during the 2009 fiscal year. Any major increases in sales, particularly in new products and new customer development, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.
Outlook

The outlook for our products and services remains strong in the aftermarket sector and we are actively positioning products of our factory network across a broader segment of the OEM and aftermarket automotive supply chain. There are weaknesses in both sectors that will force our customers to consolidate their supply chains.
We believe the North American automotive new car market will be weak throughout 2009, and financial and organizational challenges within the U.S. OEMs remain, causing business uncertainty within the supply chain. Where possible, the Company will continue its effort to enlarge and expand its relations with automotive supplier consortiums and organizations in greater China that will provide attractive sourcing alternatives for both sectors.
Item 3. Quantitative & Qualitative Disclosures about Market Risks
The response to this item is included in “Item 1A Risk Factors”
Item 4(T). Controls and Procedures
     (a) Evaluation of Disclosure and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). As of March 31, 2009, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by the Annual Report.
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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting as of March 31, 2009, as defined by Rule 13a-15(f) and based upon the framework provided by the Treadway Commission’s Committee of Sponsoring Organizations.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A Risk Factors
RISKS RELATED TO OUR BUSINESS
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
•	Approximately thirty-eight percent of the Company’s revenues was derived from one customer.
Although the Company expects this customer continues to value Company as a key supplier, discussions were initiated that would reduced the contribution of this customer’s revenues by as much as half if the customer consolidates purchases of certain product lines by integrating subassemblies outside of the Company’s factory supply chain. The Company is currently planning to adjust its abilities to meet the customer’s long-term objectives.
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

•	General economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.

•	The Company’s operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.

•	A demand for payment of outstanding loans would have a material adverse effect on the Company.
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
•	If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted.

•	We do not anticipate paying any dividends.
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
•	Delaware Law and our Charter Documents may Impede or Discourage a Takeover, which could Cause the Market Price of Shares of our Common Stock to Decline.
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
•	Our stock trades on the electronic quotation system.
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
•	Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.
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
•	Our common stock will be subject to “penny stock” rules which may be detrimental to investors.
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
•	Our stock price may be highly volatile.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
None.
Item 3. Defaults upon Senior Securities:
None
Item 4. Submission of Matters to a Vote of Security Holders:
None

Item 5. Other Information:
None
Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DIAS HOLDING, INC. (Registrant)
Dated: May 15, 2009	By	/s/ Hung-Lang Huang
Hung-Lang Huang, Chairman of the
Board, Chief Executive Officer and President

Dated: May 15, 2009	By	/s/ Wang Bing-Chin Huang
Wang Bing-Chin Huang , Director and
Chief Financial Officer