Form 10-Q
period 2009-06-30
DIAS Holding, Inc.
filed 2009-08-14
CIK 1162867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                     to
Commission File Number 000-51898
DIAS HOLDING, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	58-2451191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 102,000,000 shares were issued and outstanding.

DIAS HOLDING, INC.

		Page

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	37

Item 6.	Exhibits	37

SIGNATURES		38
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
DIAS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31,
	(Unaudited)	2008

Assets

Current assets:
Cash and Cash equivalents	$860,493	$809,937
Accounts receivable, net of factoring and allowance for doubtful accounts of $604 and $27,204, respectively	2,975,749	2,009,248
Notes receivables, net of allowance for doubtful accounts of $1,394	96,504	75,783
Inventory	1,756,223	2,613,691
Prepaid expenses and other current assets	668,995	852,425

Total current assets	6,357,964	6,361,084

Fixed assets:
Land	1,300,300	1,306,354
Property and equipment, net	2,431,621	2,216,919

Total fixed assets, net	3,731,921	3,523,273

Other assets	232,687	345,780

Total assets	$10,322,572	$10,230,137

	June 30, 2009	December 31,
	(Unaudited)	2008

Liabilities and stockholders’ equity

Current liabilities:
Short-term loans and current portion of long-term debt	$4,594,031	$3,824,251
Accounts payables	1,943,617	2,550,448
Accrued expenses	491,489	461,987
Advances on collection	287,264	157,271
Advances from stockholders	291,629	173,983
Other current liabilities	29,192	157,778

Total current liabilities	7,637,222	7,325,718
Long-term debt and other liabilities	1,305,107	1,363,107

Total liabilities	8,942,329	8,688,825

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock of 0.001 par value per share — authorized, 500,000,000; Outstanding, 102,000,000 at June 30, 2009 and December 31, 2008	102,000,000	102,000,000
Additional paid-in capital	2,409,015	2,409,015
Other comprehensive income	728,148	446,695
Accumulated deficit	(1,858,919)	(1,416,398)

Total stockholders’ equity	1,380,243	1,541,312

Total liabilities and stockholders’ equity	$10,322,572	$10,230,137

See accompanying notes to unaudited condensed consolidated financial statements.

DIAS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,

	2009	2008	2009	2008

Net sales	4,717,210.00	8,144,966.00	2,953,703.00	4,726,864.00
Cost of goods sold	3,515,321.00	5,781,738.00	2,232,242.00	3,433,678.00

Gross profit	1,201,889.00	2,363,228.00	721,461.00	1,293,186.00
Operating expenses
General and administrative	994,387.00	795,176.00	509,813.00	223,095.00
Selling	319,352.00	619,691.00	168,604.00	316,781.00
Research and development	2,986.00	18,982.00	2,603.00	18,326.00
Depreciation and amortization	101,432.00	109,286.00	53,787.00	72,628.88
Advertising	41,824.00	5,890.00	20,673.00	3,862.20
Bad debts	28,556.00	115,280.00	30,370.00	115,280.00

Total operating expenses	1,488,537.00	1,664,305.00	785,850.00	749,973.08

Income (loss) from operations	(286,648.00)	698,923.00	(64,389.00)	543,212.92
Other income (expenses)
Interest expense	(189,490.00)	(175,099.00)	(67,079.20)	(74,962.19)
Gain (loss) on foreign currency transactions, net	16,546.00	(306,720.00)	(20,282.00)	(200,046.00)
Other	27,859.00	(79.24)	8,241.00	49,525.00

Income (Loss) before income tax	(431,733.00)	217,025.00	(143,509.00)	(317,730.00)
Income tax expense	(10,788.00)	(61,164.00)	(10,788.40)	65,031.00

Net Income (loss)	(442,521.00)	76,705.00	(154,296.53)	252,699.00

Income (Loss) per share:
Basic and diluted Income (loss) per share	(0.00)	0.00	(0.00)	0.00

Weighted average shares outstanding:
Basic and diluted	102,000,000	102,000,000	102,000,000	102,000,000

See accompanying notes to unaudited condensed consolidated financial statement

DIAS HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(442,521)	76,706
Adjustments to reconcile net income to net cash provided by(used in) operating activities :
Depreciation & Amortization	101,432	228,635
Effect of exchange rate changes on cash	(10,359)	318,123
Changes in operating assets and liabilities :
Decrease(increase) in :
Notes and accounts reveivable	(987,222)	(1,224,091)
Inventories	857,468	211,919
Prepaid expenses	94,392	(9,454)
Other current assets	202,131	(245,466)
Notes and accounts payable	(606,831)	762,070
Accrued expenses	53,791	(468,133)
Income tax payable	(24,288)
Advances on collection	129,994	(180,790)
Other current liabilities	(138,847)	134,826

Net Cash(Used in) Operating Activities	(770,860)	(463,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of investment	0	(450,252)
Additions to plant and equipment	0	0

	Six Months Ended
	June 30
	2009	2008

Sale proceed from disposal of fixed asset	0	0
Proceeds from sales of property	6,054	0
Additions to property	(24,324)	0

Net Cash (Used in) Investing Activities	(18,270)	(450,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term debts	769,780	434,157
Increase(decrease) in long-term loans	(58,000)	133,974
Increase (decrease) in financing proceeds from stockholders	117,646	227,450
Increase(decrease)in guarantee deposits	10,261	14,859

Net Cash Provided by Financing Activities	839,687	810,440

NET (DECREASE) IN CASH	50,557	(103,120)
CASH, BEGINNING OF YEAR	809,936	727,415

CASH, END OF YEAR	860,493	624,295

SUPPLEMENTARY INFORMATION
Interest paid (excluding amounts capitalized)	189,490	180,131

Income tax paid	10,788	61,164

The accompanying notes are an integral part of the financial statements.

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
Note 2 — Summary of Significant Accounting Policies
Basis of Consolidation — The consolidated financial statements includes the account of DIAS Holding Inc. and all entities in which DIAS Holding Inc. has a controlling voting interest (“subsidiary”). All significant inter company accounts and transactions between consolidated companies have been eliminated in consolidation.
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
Inventory — Inventory is stated at the lower of average cost (first-in, first-out method) or market and consists of the following:

		December 31,
	June 30, 2009	2008

Raw material	$0	$90,184
Finished goods in Taiwan	$298,132	$605,965
Stock in the Midwest United States	$1,458,091	$1,917,542

	$1,756,223	$2,613,691

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
Allowance for Doubtful Accounts Receivable — Total allowances for doubtful accounts for the accounts receivable and notes receivable were provided to reserve for credit losses as a result of customers’ inability to pay. The amount reserved for accounts receivable and notes receivable is based upon the historical trend data. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable and notes receivable become available.
Advertising Costs — Advertising costs are expensed as incurred. Advertising costs were $41,824 and $5,890 for the six months ended June 30, 2009 and 2008, respectively.
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
Geographic Information — Product revenues primarily from customers based in the following geographic areas for the six months ended June 30, 2009 and 2008 were as follows:

	June 30, 2009	June 30, 2008

North America and Mexico	4,460,538	7,914,048
Asia	132,792	219,862
Europe	123,880	11,056
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
Foreign Operations — The consolidated financial statements include the operations of AFS which have been translated into USD in accordance with FAS 52. Included in the consolidated statements of operations were net sales of $4,717,210 and net loss of $442,521 for the June 30 2009, respectively. The consolidated balance sheet included total assets of $10,322,572 as of June 30, 2009.
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on June 30, 2009. Additionally, our operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.
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
Recent Accounting Pronouncements
In June, 2009, FASB issued Statement No. 168, “The Hierarchy of Generally Accepted Accounting Principles” which supersedes FASB Statement No. 162 issued in May, 2008. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.
In June, 2009, FASB issued Statement No. 167 to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This Statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.
In June, 2009, FASB issued Statement No. 166 “Accounting for Transfers of Financial Assets” to amend Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this Statement will have a material impact on its consolidated financial statements.
Note 3 — Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets were comprised of the following: -

	June 30	December 31,
	2009	2008

Prepaid inventory purchases	$265,050	$286,938
Purchases in advance	122,979	271,227
Prepaid commission	227,827	228,888
VAT on purchases	53,139	65,372

Total	$668,995	$852,425

Note 4 — Property and Equipment
Property and equipment and the related accumulated depreciation consisted of the following: -

	June 30, 2009	December 31, 2008

Property and equipment:
Buildings	$1,340,396	$1,334,218
Transportation equipment	183,759	184,615
Office equipment	386,945	387,982
Mold and miscellaneous equipment	1,623,382	1,603,343

Total cost	3,534,482	3,510,158

Total accumulated depreciation	$1,102,861	$1,293,239

Property and equipment — net	$2,431,621	$2,216,919

Depreciation expense was $96,458 and $116,394 for the June 30, 2009 and December 31, 2008, respectively.
Note 5 — Other assets
Other assets consists of the following:

	June 30, 2009	December 31, 2008

Guarantee deposit paid	$110,836	$186,308
Other	75,000	107,406
Intangible assets
At cost	347,767	349,386
Accumulated amortization	(300,916)	(297,320)

	$232,687	$345,780

The intangible assets are amortized over five years. Amortization expense of $3,596 and $135,894 was recorded for the period of the June 30, 2009 and ended December, 31, 2008, respectively.
Note 6 — Long-term debt
Long-term debt consists of the following:

	Interest			December 31,
Description	Rate	Matures in FY	June 30, 2009	2008

Short-term debt and current portion of long-term debt:
Unsecured foreign bank loan	3.17% to 7%	2009	$3,987,459	$1,423,943
Secured foreign bank loan	3.17% to 7%	2009		1,780,909
Current portion of long-term debt		2009	606,572	619,399

Total short-term debt and current portion of long-term debt			4,594,031	3,824,251
Long-term debt
Secured foreign bank loan	3.01%	2020	1,911,679	1,982,506
Current portion of long-term debt			(606,572)	(619,399)

Long term debt			1,305,107	1,363,107

Total debt			$5,899,138	$5,187,358

Aggregate maturities of long-term debt are as follows:

Fiscal year ending December 31
2009	$4,594,031
2010	162,311
2011	108,933
2012	112,291
2013 and thereafter	921,572

Total	$5,899,138

Note 7 — Accrued expenses
Accrued expenses consists of the following:

June 30, 2009
Salaries and wages	$87,116
Commission	35,722
Interest	7,960
Tax	65,557
Accrued payables and other	295,134

$491,489

Note 8 — Net Income (loss) per share
Basic net earnings (loss) per share excluding dilution is computed by dividing net Income (loss) by the weighted-average number of common shares outstanding for the period. Diluted Income (loss) per share is computed the same as basic except that the denominator also includes shares potentially issuable, if the shares are dilutive.
As June 30, 2009 and 2008 basic and diluted Income (loss) per share was the same as there were no outstanding instruments having a dilutive effect.
Note 9 — Income taxes
The Company is subject to US federal and state income tax. The subsidiary is subject to tax and files income tax returns in Taiwan. The statutory tax rate in effect for the periods ended June 30, 2009 and 2008 was 25%.
Note 10 — Related Party Transactions
As of June 30, 2009 and the end of 2008, note payable to a stockholder totaled $291,629 and $173,983, respectively.
The Corporation provided no collateral to the related party for the above loan which is non-interest bearing.
Note 11 — Commitments and Contingencies
Rent expense for the six-months ended June 30, 2009 and 2008 was $104,089 and $268,029, respectively. The Company has signed a 3-year rental agreement with a renewal option for its warehouse locations in the U.S.A. The future payments for lease in effect at June 30, 2009 were as follows: -

Fiscal year ending December 31
2009	68,002
2010	181,337
2011 and thereafter	—

Total	$249,339

Note 12 — Subsequent Events
The Company has performed a review of events subsequent to June 30, 2009 date through August 14, 2009, the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.
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
EMPLOYEES
The Company has 43 employees, with 32 at our AFS subsidiary and 11 at our DIAS subsidiary as of June 30, 2009.
FACILITIES
The Company owns its office at B1, 207, Sec. 3, Beishin Road, Shindian City, Taipei, 231, Taiwan, R.O.C. A portion of this office was leased to another company for three years and the rental income approximately US $7,394 per month.
The Company leases an office at 12F-2 No. 25, Lane 238, Szu Ping Road, Peitun Dist., Taichung, Taiwan, 40679. The lease is for two years from January 01, 2008 to December 31, and costs approximately $1,900 USD per month. The lease is renewable.
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

	Six Months Ended June 30,
	2009	2008
Revenues	$4,717,210	$8,144,966

Operating Expenses	$1,488,537	$1,664,305

Net Income (Loss)	($442,521)	$76,705

Net Income Per Common Share, Basic and Diluted	($0.004)	$0.000

Weighted Average Number of Shares	102,000,000	89,000,000
Current Assets	$6,357,964	$6,361,084

Total Assets	$10,322,572	$10,230,137

Total Liabilities	$8,942,329	$8,688,825

Total Stockholders’ Equity	$1,380,243	$1,541,312

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
RESULTS OF OPERATIONS
Net Sales: Net sales for six months ended June 30, 2009 was $4.7 million or 58% of first six months of 2008 sales, and 167% of the three months ended March 31, 2009. Sales increased during this period primarily due to increase in customer deliveries, but remained lower than the previous year due to the global economic downturn. Cost of Goods Sold and Gross Profit results followed in kind.
Gross Profit : Gross profit for the six months ended June 30, 2009 was $1.2 million or 51% during the same period of 2008, and 150% of the gross profit for the three months ended March 31, 2009 due to increase in sales.
Operating Expenses: Operating expenses for the six months ended June 30, 2009 decreased to $1.48 million, or 89%, compared to $1.6 million for the six month period ended June 30, 2008, and increased by 11% over the first quarter of 2009. The increase is primarily from the auto salon subsidiary operations. Operating expenses as a percentage of sales decreased in the three month period ended June 30, 2009 to 27% from 40% for the three month period ended March 31, 2009. The decrease in operating expenses as percentage of sales was primarily due to realigning operations between subsidiaries and instituting commission-based sales plans.

General & Administrative: For the six months ended June 30, 2009, the increases reflects auto salon subsidiary costs primarily for rent, utilities, and payroll.
Advertising: For the six months ended June 30, 2009, the increases reflects auto salon subsidiary costs.
Net Income/Loss: The Company had net (loss) of ($442 thousand) which was -9.4% of net sales, for the six month period ended June 30, 2009 as compared to a net income of $77 thousand, which was 1% of net sales, for the same period in 2008. The net loss for the six months is primarily from the Company’s auto salon subsidiary; however, the lower net income loss in the current quarter as compared to the previous quarter this year was a result of sales increase attributed from the auto salon’s sales involvement for the Asia Forging Supply subsidiary.
Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 38% and 38% for 2009 and 2008, respectively.
EFFECTS OF INFLATION
The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was $2,584,366 at June 30, 2009 compared to $2,550,982 at March 31, 2009, and $2,327,741 at December 31, 2008. This included cash and cash equivalents of $ 860,493 at June 30, 2009, and $860,779 at March 31, 2009 and $809,937 at December 31, 2008, respectively, as the Company decreased inventory due to increased deliveries to customers.
Receivables increased by almost $1.2 Million at June 30, 2009 to $2.97 Million from $1,784,654 at March 31, 2009 reflecting payment term revisions with customers.
Inventories decreased by $577 thousand or a reduction of nearly 25% compared to $2,333,516 at March 31, 2009, as the Company continues to experience a resumption of deliveries by customers.
Short Term Debt was increased by approximately $770K as the Company secured additional factoring.
Continuing operations used ($770,860) of cash for the six months ended June 30, 2009, compared to use of ($463,308) of cash for the six months ended June 30, 2008. The decrease in cash flows was primarily related to decline in net income and increase in inventories . Investing activities for continuing operations was unfavorable by $18 thousand for additions to property. The financing activities during this period generated $839 thousand in cash from payments primarily from increases in short-term debt and financing proceeds from stockholders. and guarantee deposits.
We believe that our cash on hand, cash generated by operations, and continued reduction of inventory as customers continue to resume deliveries sufficient to meet the capital demands of our current operations during the 2009 fiscal year. Any major increases in sales, particularly in new products and new customer development, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.
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

DIAS HOLDING, INC. (Registrant)
Dated: August 14, 2009	By	/s/ Hung-Lang Huang
Hung-Lang Huang, Chairman of the
Board, Chief Executive Officer and President

Dated: August 14, 2009	By	/s/ Wang Bing-Chin Huang
Wang Bing-Chin Huang , Director and
Chief Financial Officer