Form 10-Q
period 2009-09-30
DIAS Holding, Inc.
filed 2009-11-16
CIK 1162867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from __________ to __________
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
☐ Yes          ☐ No
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
☐ Yes          ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 102,000,000 shares were issued and outstanding.

DIAS HOLDING, INC.

Part I. Financial Information

Item 1.	Financial Statements
DIAS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009 (Unaudited)	2008
Assets
Current assets:
Cash and Cash equivalents	$681,270	$809,937
Accounts receivable, net of factoring and allowance for doubtful accounts of $22,125 and $27,204, respectively	2,159,551	2,009,248
Notes receivables, net of allowance for doubtful accounts of $689	68,179	75,783
Inventory	1,536,607	2,613,691
Prepaid expenses and other current assets	778,985	852,425

Total current assets	5,224,592	6,361,084

Fixed assets:
Land	1,322,133	1,306,354
Property and equipment, net	2,465,459	2,216,919

Total fixed assets, net	3,787,592	3,523,273

Other assets	158,644	345,780

Total assets	$9,180,828	$10,230,137

	September 30,	December 31,
	2009 (Unaudited)	2008
Liabilities and stockholders’ equity
Current liabilities:
Short-term loans and current portion of long-term debt	$4,084,608	$3,824,251
Accounts payables	1,554,486	2,550,448
Accrued expenses	424,761	461,987
Advances on collection	283,812	157,271
Advances from stockholders	293,442	173,983
Other current liabilities	32,123	157,778

Total current liabilities	6,673,232	7,325,718
Long-term debt and other liabilities	1,300,181	1,363,107

Total liabilities	7,973,413	8,688,825

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common Stock of 0.001 par value per share — authorized, 500,000,000; Outstanding, 102,000,000 at September 30, 2009 and December 31, 2008	102,000	102,000
Additional paid-in capital	2,409,015	2,409,015
Other comprehensive income	772,892	446,695
Accumulated deficit	(2,076,492)	(1,416,398)

Total stockholders’ equity	1,207,415	1,541,312

Total liabilities and stockholders’ equity	$9,180,828	$10,230,137

See accompanying notes to unaudited condensed consolidated financial statements.

DIAS HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008

Net sales	6,670,469	12,237,051	1,907,939	4,092,085
Cost of goods sold	4,987,582	8,983,488	1,453,585	3,201,750

Gross profit	1,682,887	3,253,563	454,354	890,335
Operating expenses
General and administrative	1,394,573	1,736,326	337,990	540,814
Selling	449,416	1,126,985	127,824	507,294
Research and development	3,525	47,963	40,998	28,981
Depreciation and amortization	165,887	215,929	62,162	106,643
Advertising	64,589	85,608	27,320	79,718
Bad debts	20,409	83,980	(8,792)	(31,300)

Total operating expenses	2,098,399	3,296,790	587,503	1,232,150

Loss from operations	(415,512)	(43,227)	(133,149)	(341,815)
Other income (expenses)
Interest expense	(283,185)	(286,490)	(87,030)	(111,391)
Gain on foreign currency transactions, net	(4,490)	(6,852)	(21,410)	299,868
Other	54,125	38,855	23,252	117,511

Loss before income tax	(649,062)	(297,714)	(218,336)	(35,827)
Income tax (expense) benefit	(11,032)	12,443	—	73,607

Net Income (loss)	(660,094)	(285,271)	(218,336)	37,780

Income (Loss) per share:
Basic and diluted Income (loss) per share	(0.006)	(0.00)	(0.00)	0.00
Weighted average shares outstanding:
Basic and diluted	102,000,000	102,000,000	102,000,000	102,000,000
See accompanying notes to unaudited condensed consolidated financial statements

DIAS HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(660,094)	(285,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation & Amortization	97,100	124,342
Stock issued for services	—	13,000
Impairment Loss	—	9,659
Effect of exchange rate changes on cash	326,188	359,612

Changes in operating assets and liabilities:
Decrease (increase) in :
Notes and accounts receivable	(142,699)	(303,654)
Inventories	1,077,084	78,505
Prepaid expenses	104,288	40,869
Other current assets	(40,849)	—
Notes and accounts payable	(995,962)	(108,197)
Accrued expenses	47,540	(347,721)
Income tax payable	(84,765)	—
Advances on collection	126,542	(23,519)
Other current liabilities	(136,271)	138,622

Net Cash (Used in) Operating Activities	(281,899)	(620,984)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to plant and equipment	(167,220)	—

Proceeds from sales of property	—	15,319

Net Cash (Used in) provided by Investing Activities	(167,220)	15,319

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term debts	252,996	—
Increase(decrease) in long-term loans	(55,565)	552,805
Increase in financing proceeds from stockholders	119,459	135,381
Increase in guarantee deposits	10,617	—

Net Cash Provided by Financing Activities	327,508	688,186

NET (DECREASE) INCREASE IN CASH	(121,611)	82,521
CASH, BEGINNING OF PERIOD	809,936	727,415

CASH, END OF PERIOD	681,270	809,936

SUPPLEMENTARY INFORMATION
Interest paid (excluding amounts capitalized)	281,809	381,150

Income tax paid	(11,032)	(59,622)

DIAS HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business and Basis of Presentation
Nature of Business
DIAS Holding Inc. (“the Corporation”) formerly Componus, Inc. was incorporated in Canada on January 21, 2005 under the Canada Business Corporations Act under the name Tritac Finvest Corporation.
On December 20, 2005 Componus, Inc. affected a name change from Tritac Finvest Corporation and a change in its jurisdiction of incorporation to the State of Nevada, USA. Componus, Inc. then merged with Asia Forging Supply Co., Ltd to form Componus, Inc. on Sept., 20, 2006. Componus changed its name to DIAS Holding Inc. following the reverse merger described below.
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
On Sept., 20, 2008, JPC Capital Partners, Inc. (“JPC”), a company incorporated in Delaware, US, executed a Stock Purchase Agreement and Share Exchange (the “Agreement”) with the Corporation. The Agreement provided for the acquisition of the Corporation whereby the Corporation became a wholly owned subsidiary of JPC. In connection with acquisition of the Corporation, JPC issued 89,000,000 total shares of common stock, which represents and equates to 87.25% of the total issued and outstanding common stock of JPC after the transaction is closed (“reverse merger”). These shares were issued in exchange for all of the issued and outstanding shares of the Corporation. The Corporation also paid to JPC up to $13,000 for reimbursement of its legal fees incurred as a result of the transactions contemplated by the Agreement. The agreement was executed in 2008.
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
Inventory — Inventory is stated at the lower of average cost (first-in, first-out method) or market and consists of the following..

	September 30,	December 31,
	2009	2008

Raw material	$55,579	$90,184
Finished and SEMI goods in Taiwan	$447,535	$605,965
Stock in the Midwest United States	$1,033,493	$1,917,542

	$1,536,607	$2,613,691

Property and Equipment — Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets (generally 40 years for buildings and 5 years for machinery, transportation equipment, and computer and office equipments).
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
Advertising Costs — Advertising costs are expensed as incurred. Advertising costs were $64,588 and $85,608 for the nine months ended September 30, 2009 and 2008, respectively.
Income Taxes — The Company accounts for income taxes under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Effective January 1, 2007, the Company adopted Accounting for Uncertainty in Income Taxes which was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.
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
Geographic Information — Product revenues primarily from customers based in the following geographic areas for the nine months ended September 30, 2009 and 2008 were as follows:

	September 30,	September 30,
	2009	2008

North America and Mexico	6,302,269	$11,843,430

Asia	298,750	318,841

Europe	69,450	74,780
Foreign Currency Translation — AFS which is located and operates in Shindian City, Taipei, Taiwan, keeps its books and records in New Taiwan Dollars (“NT$”). The functional currency of AFS is the NT$, the currency of the primary economic environment in which the subsidiary operates. Accordingly, AFS’s financial information is translated from NT$ into US Dollars (“USD”). Gains and losses related to the translation from the foreign currency (NT$) to the reporting currency (USD) are reported in other comprehensive income (loss) within the consolidated statements of stockholders’ equity.
Foreign Operations — The consolidated financial statements include the operations of AFS which have been translated into USD in accordance with GAAP. Included in the consolidated statements of operations were net sales of $6,625,149 and net loss of $660,857 for the September 30 2009, respectively. The consolidated balance sheet included total assets of $9,180,828 as of September 30, 2009.
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
Basis of presentation
The accompanying Unaudited Consolidated Financial Statements (“Financial Statements”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on April 21, 2009. Additionally, our operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009 or for any other period.
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
Note 3 — Prepaid Expense and Other Current Assets
Prepaid expenses and other current assets were comprised of the following: -

	September 30	December 31,
	2009	2008

Prepaid inventory purchases	$257,284	$286,938
Purchases in advance	259,274	271,227
Prepaid commission	233,250	228,888
VAT on purchases	39,177	65,372

Total	$788,985	$852,425

Note 4 — Property and Equipment
Property and equipment and the related accumulated depreciation consisted of the following: -

	September 30,	December 31,
	2009	2008

Property and equipment:
Buildings	$1,362,903	$1,334,218
Transportation equipment	238,327	184,615
Office equipment	407,808	387,982
Mold and miscellaneous equipment	1,652,561	1,603,343

Total cost	3,661,599	3,510,158

Total accumulated depreciation	$1,196,140	$1,293,239

Property and equipment — net	$2,465,459	$2,216,919

Depreciation expense was $163,594 and $215,929 for the September 30, 2009 and December 31, 2008, respectively.
Note 5 — Other assets

Guarantee deposit paid	$112,697	$186,308
Other	838	107,406
Intangible assets
At cost	353,607	349,386
Accumulated amortization	(308,498)	(297,320)

	$158,644	$345,780

The intangible assets are amortized over five years. Amortization expense of $7,494 and $135,894 was recorded for the period of the September 30, 2009 and ended December, 31, 2008, respectively.
Note 6 — Long-term debt

Description	Interest Rate	Matures in FY	September 30, 2009	December 31,2008

Short-term debt and current portion of long-term debt:
Unsecured foreign bank loan	3.17% to 7%	2009	$3,467,851	$1,423,943
Secured foreign bank loan	3.17% to 7%	2009		1,780,909
Current portion of long-term debt		2009	616,757	619,399

Total short-term debt and current portion of long-term debt			4,084,608	3,824,251
Long-term debt
Secured foreign bank loan	3.01%	2020	1,916,938	1,982,506
Current portion of long-term debt			(616,757)	(619,399)

Long term debt			1,300,181	1,363,107

Total debt			$5,384,789	$5,187,358

Aggregate maturities of long-term debt are as follows:

Fiscal year ending December 31
2009	$4,096,208
2010	145,786
2011	108,933
2012	112,291
2013 and thereafter	921,572

Total	$5,384,789

Note 7 — Accrued expenses

September
30, 2009
Salaries and wages	$95,651
Commission	29,801
Interest	8,240
Tax	38,238
Accrued payables and other	252,831

$424,761

Note 8 — Net Income (loss) per share
Basic net earnings (loss) per share excluding dilution is computed by dividing net Income (loss) by the weighted-average number of common shares outstanding for the period. Diluted Income (loss) per share is computed the same as basic except that the denominator also includes shares potentially issuable, if the shares are dilutive.
As September 30, 2009 and 2008 basic and diluted Income (loss) per share was the same as there were no outstanding instruments having a dilutive effect.
Note 9 — Income taxes
The Company is subject to US federal and state income tax. The subsidiary is subject to tax and file income tax returns in Taiwan. The statutory tax rate in effect for the periods ended September 30, 2009 and 2008 was 25%.

Note 10 — Related Party Transactions
As of September 30, 2009 and December 31, 2008, note payable to a stockholder totaled $293,442 and $173,983, respectively.
The Corporation provided no collateral to the related party for the above loan which is non-interest bearing.
Note 11 — Commitments and Contingencies
Rent expense for the nine-months ended September 30, 2009 and 2008 was $141,163 and $268,029, respectively. The Company has signed a 3-year rental agreement with a renewal option for its warehouse locations in the U.S.A. The future payments for lease in effect at September 30, 2009 were as follows: -

Fiscal year ending December 31
2009	45,871
2010	181,337
2011 and thereafter	—

Total	$227,208

Note 12 — Subsequent Events
The Company has performed a review of events subsequent to September 30, 2009 date through November 16, 2009, the date the financial statements were filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.
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
In 2007, the Company established a unique automotive components marketplace in the Detroit metropolitan area called the Detroit International Auto Salon (hereinafter “DIAS”), featuring year-round exhibition & displays of qualified and emerging component sources from Asia. In this regard, DIAS cooperates with the Wayne County Airport Authority; the Charter County of Wayne, Michigan; Wayne County Economic Development Corporation; and other industry alliances, such as Global Auto Industry ( a private e-sourcing corporation). As of September 2009, DIAS exhibits products, services and catalogs from over 100 manufacturers and sources, primarily from Asia and the number of exhibitors is still on the increase. DIAS also hosted various business oriented seminars and programs as to provide networking opportunities.
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
The currently leased showcase facility in Allen Park is centrally located near the “Big 3” American automotive OEMs ( Chrysler, Ford, General Motors). Allen Park and adjoining city of Detroit, are both within Wayne County, Michigan. The DIAS facility has the capacity to expand in excess of 300,000 square feet as more exhibitors subscribe to lease showroom space. DIAS receives revenues from 1) annual subscriptions for year-round exhibit booth displays by a subscriber, 2) catalog libraries of a subscriber, 3) sales support of subscriber’s products on a commission basis.
Several local, regional, and international organizations have teamed, partnered, or entered into co-operative agreements with DIAS or DIAS Holding for mutual promotion and benefit, including, but not limited to 1) Wayne County Economic Development, 2) Wayne County Airport Authority, 3) GlobalAutoIndustry.com, 4) Auto1688.com, 5) China Auto Parts and Accessories Corp. 6) Hubei Provincial Mechanical and Automotive Promotions Center (China). 7) Guangzhou Huamei Auto Parts and Accessories Sourcing Center 8) China International Auto Parts Expo. The DIAS management team has made several visits to automotive industry centers in China, Korea and India, building relations with Chinese, Korean, and Indian automotive OEMs and their suppliers. For instance, in China, the top twenty Chinese OEMs and joint ventures enjoy the majority of sales with over 8 million produced and sold in China in 2007, surpassing Japan. In 2007, Asia-Pacific region represents the second-largest market region, surpassing the USA and Canada, but slightly lagging Europe. According to Chinese auto industry sources, the automotive parts and accessories output is approximately 50% as large as the automotive production sector. Through its relationships, the Company is working with the growing number of companies who are approved for export, and need exposure to the North American market via DIAS for production opportunities, from build-to-print to original design and manufacturing.
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
The Company, through its DIAS subsidiary, provides year-round exhibition and showroom services to emerging and suitable Asian suppliers desiring export business into North America. Because the Detroit metropolitan area and Wayne County, Michigan are known to be the center of the North American automotive industry, the Company believes DIAS provides an attractive and cost-efficient alternative for customers needing to increase their production sources internationally, and outsource to suitable factories. DIAS used to derive a significant portion of its revenues from annual subscriptions paid by exhibiting suppliers and now sales revenues start coming from commission for product sales.
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
The Company has experienced supply chain efficiencies, from raw materials to delivery, by:
•	Providing raw materials directly to the factory,

•	Engaging major customers with a direct sales force,

•	Qualifying factory sources in China, Taiwan, Korea,

•	Negotiated less than 60 days charge-free warehousing for inventory prepared and managed for major customers, and

•	Providing bi-lingual program management, technical services and support.
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
The growth in the Company’s sales in the past 10 years is evidence of the Company’s ability to successfully assist its customers in reducing outsourcing cost and the risks of purchasing management.
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
CUSTOMERS
Our AFS subsidiary’s customers are comprised of reputable OEM and aftermarket companies, including, but not limited to:
•	Affinia ( formerly Dana Corporation’s Brake and Chassis Group) ( Aftermarket — Automotive)

•	Advanced Clutch Technologies ( Aftermarket — Racing clutches)

•	Eagle Sales (OEM — Furniture)

•	Centric Parts / Stoptech (aftermarket — Performance Racing Braking Systems)

•	DESC Group/ Tremec Transmissions(OEM — Automotive)

•	Eston/Linamar (OEM — Automotive)

•	Eaton, formerly Tractech (OEM — Recreational off road vehicles)

•	International Truck ( OEM — Commercial Trucks)

•	Sure Solutions (OEM — Automotive)

•	TRW (Malaysia)
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
EMPLOYEES
The Company has 31 employees, with 26 at our AFS subsidiary and 5 at our DIAS subsidiary as of September 30, 2009.
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

	Nine Months Ended September 30,
	2009	2008

Revenues	$6,670,469	$12,237,051

Operating Expenses	$2,098,398	$3,296,791

Net Income (Loss)	($660,857)	($285,271)

Net Income Per Common Share, Basic and Diluted	($0.006)	$0.000

Weighted Average Number of Shares	102,000,000	102,000,000

Current Assets	$6,700,709	$7,199,582

Total Assets	$9,180,829	$11,491,565

Total Liabilities	$7,973,414	$9,976,937

Total Stockholders’ Equity	$1,207,415	$1,514,628

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
RESULTS OF OPERATIONS
Net Sales: Net sales for nine months ended September 30, 2009 was $6.7 million or 46% of first nine months of 2008 sales, and 34% of the three months ended September 30, 2009. Sales decreased during this period primarily due to decrease in customer deliveries, but remained lower than the previous year due to the global economic downturn. Cost of Goods Sold and Gross Profit results followed in kind.
Gross Profit : Gross profit for the nine months ended September 30, 2009 was $1.2 million or 51% during the same period of 2008, and 62% of the gross profit for the three months ended September 30, 2009 due to sales decrease.
Operating Expenses: Operating expenses for the nine months ended September 30, 2009 decreased to $2.1 million, or 63%, compared to $3.3 million for the nine months period ended September 30, 2008, and decreased 25% to compare for the three months ended September 30, 2009.
General & Administrative: For the nine months ended September 30, 2009 was $1 million, to compare with the same period of 2008 was decreased 23%, the decreases reflects regarding the company reduce expenses.

Advertising: For the nine months ended September 30, 2009 was $64,588, to compare with the same period of 2008 was decreased 19%.
Net Income/Loss: The Company had net (loss) of ($660,094) which was -9.9% of net sales, for the nine months period ended September 30, 2009 as compared to a net income of ($285,271), which was 1% of net sales, for the same period in 2008. The net loss for the nine months is primarily from the Company’s auto salon subsidiary; however, the lower net income loss in the current quarter as compared to the previous quarter this year was a result of sales increase attributed from the auto salon’s sales involvement for the Asia Forging Supply subsidiary, and due to the global economic downturn the sales was decreased.
Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately (2)% and (4)% for the nine months ended September 30, 2009 and 2008, respectively.
EFFECTS OF INFLATION
The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.
LIQUIDITY AND CAPITAL RESOURCES
Working capital was $2,529,183 at September 30, 2009 compared to $2,584,366 at September 30, 2009, and $2,327,741 at December 31, 2008.
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
     (a) Evaluation of Disclosure and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). As of September 30, 2009, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by the Annual Report.
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
Management conducted an evaluation of the effectiveness of the internal controls over financial reporting as of September 30, 2009, as defined by Rule 13a-15(f) and based upon the framework provided by the Treadway Commission’s Committee of Sponsoring Organizations.
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

DIAS HOLDING, INC. (Registrant)
Dated: November 16, 2009	By	/s/ Hung-Lang Huang
Hung-Lang Huang, Chairman of the Board, Chief Executive Officer and President

Dated: November 16, 2009	By	/s/ Wang Bing-Chin Huang
Wang Bing-Chin Huang, Director and Chief Financial Officer